Form 10-Q
period 1996-03-31
RED ROOF INNS INC
filed 1996-05-14
CIK 920941

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-Q


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended March 30, 1996.

                                       or

    TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _________________

                        Commission File Number: 1-14058

                              --------------------


                              RED ROOF INNS, INC.
             (Exact name of registrant as specified in its charter)


    Delaware                                             31-1393666
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                               4355 DAVIDSON ROAD
                           HILLIARD, OHIO 43026-2491
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (614) 876-3200

                              --------------------


       Number of shares of Common Stock outstanding at March 30, 1996:
                                  28,400,000

                              --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

YES      X            NO
      -------            -------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
- - -----------------------------

          The accompanying unaudited condensed financial statements of Red Roof Inns, Inc. ("Red Roof" or the "Company"), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations or results for other interim periods. These condensed financial statements should be read in conjunction with the Company's 1995 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

                              RED ROOF INNS, INC.
                            CONDENSED BALANCE SHEETS
                      DECEMBER 30, 1995 AND MARCH 30, 1996
                                 (IN THOUSANDS)

                                                    DECEMBER 30,     MARCH 30,
ASSETS                                                 1995            1996
                                                     --------         --------
                                                                    (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                            $  4,427         $ 10,503
Receivables                                             7,990           10,956
Supplies and other                                     14,118           13,805
                                                     --------         --------
        Total current assets                           26,535           35,264

PROPERTY AND EQUIPMENT:
Land                                                  127,397          130,379
Buildings and improvements                            492,711          500,886
Furniture, fixtures and equipment                      53,357           56,807
Construction in progress                               13,068           21,338
                                                     --------         --------
        Total property and equipment                  686,533          709,410
Less accumulated depreciation and amortization         44,307           50,108
                                                     --------         --------
         Property and equipment - net                 642,226          659,302

OTHER ASSETS:
Goodwill, net of accumulated amortization              74,712           74,146
Deferred loan fees and other - net                     11,875           11,897
                                                     --------         --------
        Total other assets                             86,587           86,043
                                                     --------         --------

TOTAL                                                $755,348         $780,609
                                                     ========         ========




See notes to financial statements

                                                                                     DECEMBER 30,      MARCH 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                    1995             1996
                                                                                      --------         --------
                                                                                                      (UNAUDITED)
CURRENT LIABILITIES:
Current maturities of long-term debt                                                  $ 11,951         $ 11,633
Accounts payable                                                                        11,094           14,167
Accrued expenses                                                                        20,143           23,382
                                                                                      --------         --------
        Total current liabilities                                                       43,188           49,182

LONG-TERM DEBT (LESS CURRENT MATURITIES):
Notes payable                                                                          344,871          216,184
Senior notes                                                                           200,000          200,000
                                                                                      --------         --------
        Total long-term debt                                                           544,871          416,184

OTHER LONG-TERM LIABILITIES                                                             14,578           15,247

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000 shares authorized,
  no shares outstanding
Common stock, $.01 par value; 100,000 shares authorized,
  shares issued and outstanding: 1995 - 18,400 shares; 1996 - 28,400 shares                184              284
Additional paid-in capital                                                             117,816          266,312
Retained earnings                                                                       34,711           33,400
                                                                                      --------         --------
        Total stockholders' equity                                                     152,711          299,996
                                                                                      --------         --------

TOTAL                                                                                 $755,348         $780,609
                                                                                      ========         ========



See notes to financial statements

                              RED ROOF INNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THIRTEEN WEEKS ENDED APRIL 1, 1995 AND MARCH 30, 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                            THIRTEEN WEEKS ENDED
                                            ---------------------
                                            APRIL 1,    MARCH 30,
                                              1995        1996
                                            --------    --------
REVENUES                                    $ 61,558    $ 68,073
OPERATING EXPENSES:
  Direct room expenses                        34,885      41,123
  Depreciation and amortization                6,208       7,262
  Marketing and corporate expenses            11,496      10,451
                                            --------    --------
        Total operating expenses              52,589      58,836
                                            --------    --------

OPERATING INCOME                               8,969       9,237

INTEREST EXPENSE - NET                       (13,298)    (11,436)
                                            --------    --------

LOSS BEFORE INCOME TAXES                      (4,329)     (2,199)

INCOME TAX CREDIT                              1,775         888
                                            --------    --------

NET LOSS                                    $ (2,554)   $ (1,311)
                                            --------    --------

NET LOSS PER SHARE                          $  (0.14)   $  (0.05)
                                            --------    --------

WEIGHTED AVERAGE SHARES OUTSTANDING           18,400      24,989
                                            --------    --------

- - ----------------------------------------------------------------

PRO FORMA NET LOSS                          $ (1,076)   $   (255)
                                            --------    --------

PRO FORMA NET LOSS PER SHARE                $  (0.04)   $  (0.01)
                                            --------    --------





See notes to financial statements.

                              RED ROOF INNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE THIRTEEN WEEKS ENDED APRIL 1, 1995 AND MARCH 30, 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   THIRTEEN WEEKS ENDED
                                                                  ----------------------
                                                                   APRIL 1,    MARCH 30,
                                                                    1995         1996
                                                                  ---------    ---------
CASH FLOWS FROM OPERATIONS:
Net Loss                                                          $  (2,554)   $  (1,311)
Adjustments to reconcile net loss to net cash
provided by operations:
  Depreciation and amortization                                       5,644        6,696
  Amortization of goodwill                                              564          566
  Deferred income taxes and other - net                              (1,543)         639
Working capital changes:
  Receivables                                                          (473)      (2,966)
  Supplies and other                                                    257          388
  Accounts payable                                                     (109)       1,299
  Accrued expenses                                                    4,819        3,684
                                                                  ---------    ---------
    Net cash provided by operations                                   6,605        8,995
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment                             (11,826)     (22,385)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit and  long-term borrowings             35,262       31,800
Principal payments on revolving credit and long-term borrowings     (22,902)    (160,805)
Proceeds from issuance of common stock - net                                     148,596
Other                                                                (4,846)        (125)
                                                                  ---------    ---------
    Net cash provided by financing activities                         7,514       19,466
                                                                  ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             2,293        6,076

CASH AND CASH EQUIVALENTS, Beginning of Period                        2,038        4,427
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS, End of Period                          $   4,331    $  10,503
                                                                  =========    =========



See notes to financial statements.

- - -----------------------------------------
RED ROOF INNS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED APRIL 1, 1995 AND MARCH 30, 1996 (UNAUDITED).

1.       GENERAL

         At April 1, 1995 and March 30, 1996, the Company had a total of 220 and 234 inns, respectively.

         Unaudited interim results for the thirteen weeks ended April 1, 1995 and March 30, 1996 contain all adjustments, consisting of normal recurring accruals which management considers necessary for a fair presentation of interim financial position and results of operations for such periods. The results are not necessarily indicative of the results for any other interim period or the full fiscal year.

     2.   LONG-TERM DEBT

         On April 17, 1996, the Company amended the $100 million bank credit agreement originally closed in November 1995 to provide for an expanded commitment of $150 million. The additional $50 million is available upon the perfection of liens on additional collateral. All other terms of the original agreement remain substantially the same.

3.       STOCKHOLDERS' EQUITY

         On January 31, 1996, the Company issued 10,000,000 shares of common stock in a public offering (the "Offering") at a price of $16.00 per share. Net proceeds of the Offering were approximately $149 million which were used to repay approximately $128 million of mortgage indebtedness. Approximately $21 million was retained for possible inn acquisitions, conversions and new developments and for general corporate purposes.

         In connection with the sale of the common stock, $9.6 million in underwriting discounts and commissions were paid to certain underwriters, including an affiliate of Morgan Stanley Real Estate Fund which, together with affiliates, beneficially owns a majority of the outstanding common stock of the Company.


         In January 1996, the Company granted options to certain officers and employees under the Company's Management Stock Option Plan to purchase 322,600 shares at $16.00 per share. In connection with the termination of the employment of certain plan participants, 12,350 unvested shares lapsed.

4.       SUPPLEMENTAL CASH  FLOW INFORMATION

         For the thirteen weeks ended April 1, 1995 and March 30, 1996, interest payments were $8,105,000 and $7,196,000, respectively, and interest capitalized for the corresponding periods was $96,000 and $598,000, respectively. Income tax payments for the thirteen week periods in 1995 and 1996 were $323,000 and $538,000, respectively.

5.       PRO FORMA NET LOSS

         The pro forma net loss gives effect to the Offering of 10,000,000 shares of common stock on January 31, 1996 and the application of a portion of the net proceeds to reduce certain mortgage debt and related interest expense. The 1996 amount excludes Statement of Financial Accounting Standards No. 121 non-recurring charge of $450,000 ($268,000 after tax) to recognize the impairment of certain long lived assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- - --------------------------------------------------------------------------
FINANCIAL CONDITION
- - -------------------

RESULTS OF OPERATIONS
- - ---------------------

         The principal factors affecting Red Roof Inns' results are: seasonality, occupancy and room rates achieved by the brand, continued growth in the number of inns, the Company's ability to manage expenses and the level of competition. Demand, and thus room occupancy, is affected by normally recurring seasonal patterns and, in most locations, is lower in the winter and early spring months than the balance of the year. Historically, revenues have been lower in the first quarter than in other quarters and the Company has consistently incurred net losses in the first quarter.

         Unless otherwise indicated, inn data presented in this report is based on the 210 inns (the "Base Inns") that the Company owned and operated immediately prior to June 1994. The Company believes that the 24 inns acquired or developed and opened subsequent to this date have not been operated by the Company for a sufficient period to provide meaningful period-to-period comparisons, as the Company has closed a significant number of rooms at the newly acquired inns for conversion and therefore the average daily room rates and occupancy for these inns are not comparable to a stabilized Red Roof inn. Newly acquired and developed inns historically begin with lower occupancy and average daily room rates and improve over time as these implement the Company's operating standards and become integrated into the Company's central reservation system.

         For the Company's 210 comparable base inns, average daily rate increased $1.49, or 3.8%, from $39.59 per room sold during the first quarter 1995 to $41.08 per room sold in the comparable period in 1996. Occupancy decreased slightly from 71.3% in the first quarter 1995 to 71.2% in the first quarter 1996 primarily due to severe winter weather experienced in the East Coast and Midwest.

         The Company opened three inns during the first quarter of 1996 increasing the total number of inns operating at the end of the quarter to 234. At April 1, 1995, 220 inns were in operation.

THIRTEEN WEEKS ENDED MARCH 30, 1996 COMPARED TO THIRTEEN WEEKS ENDED
- - --------------------------------------------------------------------
                                APRIL 1, 1995
                                -------------

         The Company's revenues are principally derived from room rentals. Revenues increased $6.5 million, or 10.6%, from $61.6 million in 1995 to $68.1 million in the corresponding period of 1996. Approximately $4.2 million of the increase in revenues was caused by an increase in the number of inns from 220 in 1995 to 234 in 1996, with $.1 million of the increase caused by the addition of three inns in the first quarter of 1996. Base inn revenue per available room (REVPAR) increased 3.6% from $28.23 in 1995 to $29.25 in 1996 primarily because of an increase in room rates.

         Direct room expenses include salaries, wages, utilities, repairs and maintenance, property taxes, advertising, room supplies and security. Direct room expenses increased $2.60 per occupied room, or 11.7%, from $22.18 in 1995 to $24.78 in 1996. As discussed below, the expenses generally increased because of changes in operational methods to enhance customer service, contractual increases, and general increases in utility expense rate structures. Repairs and maintenance expenses increased due to scheduling maintenance in the low occupancy periods so as not to conflict with the Company's peak season. Payroll expenses increased primarily through wage and salary increases and additional lobby staffing hours. Utility expenses increased because of anticipated rate increases and the severe winter weather. Billboard advertising expenses primarily increased due to contractual rental arrangements. To a much lesser extent, the operation of new inns, which generally attain occupancies below historical Company averages resulting in higher average expense per occupied room, also contributed to the increase.

         Depreciation and amortization increased $1.1 million from $6.2 million in 1995 to $7.3 million in 1996. The increase primarily reflects depreciation of inns acquired during 1995. Reflecting the implementation of Statement of Financial Accounting Standards No. 121 (accounting for the impairment of long lived assets), the amount also includes a provision of $.5 million in 1996 to adjust certain long lived assets to estimated fair value. Had such a charge not been incurred, operating income would have been $9.7 million and the net loss would have been $1.0 million ($.04 per share).

         Marketing and corporate expenses include the cost of general management training and field supervision of inn managers, development, marketing and administrative expenses. Marketing and corporate expenses decreased $1.0 million from $11.5 million in 1995 to $10.5 million in 1996. The decreases primarily consist of reductions in marketing production, media and promotional expenses ($1.8 million), which were partially offset by higher compensation and travel expenses. As a percentage of revenue, marketing and corporate expenses were 18.7% and 15.4% in 1995 and 1996, respectively.

         Interest expense decreased $1.9 million from $13.3 million in 1995 to $11.4 million in 1996 because of the Offering, the net proceeds of which were primarily used to repay approximately $128 million of mortgage indebtedness.

CAPITAL RESOURCES AND LIQUIDITY
- - -------------------------------

GENERAL

         Cash and cash equivalents increased approximately $6.1 million from $4.4 million on December 30, 1995 to $10.5 million on March 30, 1996. As of March 30, 1996, availability under the Company's bank credit facility was $100.0 million. As of December 30, 1995, $50.8 million was outstanding under the bank credit facility. In April 1996, the Company expanded by amendment its $100 million revolving bank credit facility to a $150 million revolving bank credit facility. The additional $50 million is available upon the perfection of liens on additional collateral.

         Management anticipates that its working capital needs will be financed by internally-generated cash and the bank credit facility.

CAPITAL EXPENDITURES

         For the thirteen week period ended March 30, 1996, the Company spent $4.5 million in connection with improvements to base inns and expects to spend a total of approximately $20 million for such improvements through the end of the year. Additionally, the Company is completing renovation of properties and construction sites acquired since the second half of 1994. In connection with the renovation and improvement of these properties, the Company spent $11.2 million in 1996, and expects to spend a total of approximately $38 million through the end of the year.

         To date in 1996, the Company has purchased one inn and acquired four construction sites for an aggregate purchase price, including improvements, of approximately $6.2 million. Management expects to spend a total of approximately $27 million through the end of the year for improvements to these properties.

          As of May 6, 1996, the Company had one inn and two construction sites under contract to purchase. The Company estimates the purchase and related renovations and improvements to total approximately $20 million in 1996.

          Management expects to fund the Company's capital expenditures associated with improvements for inns from proceeds from the Offering, cash flow from operations and from borrowings under the bank credit facility. Expenditures for acquisition, renovation, and new construction will also be financed from these sources, all of which are subject to the satisfactory completion by the Company of its due diligence.

HISTORICAL CASH FLOWS

          Cash provided by operations increased $2.4 million from $6.6 million in 1995 to $9.0 million in 1996, generally as the result of a decrease in the net loss for 1996 compared to 1995 and an increase in non-cash charges in 1996.

          Net cash used by investing activities increased $10.6 million from $11.8 million in 1995 to $22.4 million in 1996, primarily as the result of renovation and construction activities associated with the Company's expansion program. As discussed above, expenditures for property and equipment to date in 1996 include the acquisition of one inn and four construction sites.

          Net cash provided by financing activities increased $12.0 million from $7.5 million in 1995 to $19.5 million in 1996, primarily as the result of proceeds from the Offering, net of mortgage indebtedness repayments.

EBITDA

          Operating income plus the sum of interest income, other income, depreciation and amortization and loss on fixed asset retirements (EBITDA) increased $1.5 million from $15.3 million in 1995 to $16.8 million in 1996. EBITDA, which is presented to provide additional information regarding the Company's ability to meet its future debt service, capital expenditures and working capital requirements, should not be construed as an alternative to operating income or cash flows from operating activities (each determined in accordance with generally accepted accounting principles), and should not be construed as an indication of the Company's operating performance or as a measurement of liquidity.

FORWARD LOOKING STATEMENTS
- - --------------------------

          Any forward-looking statements contained in this Form 10-Q or any other reports prepared by the Company or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors among others, in some cases have affected, and in the future could affect Red Roof's actual financial performance. These risks and uncertainties include, but are not limited to: economic conditions, both national and regional; oversupply of hotel rooms; competition; expansion into new markets; pricing and availability of construction materials, changes in interest rates; availability of financing and changes in federal, state and local government regulations pertaining to building requirements and environmental matters.

                         PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION
- - --------------------------

          On April 25, 1996, Red Roof Inns, Inc., announced the appointment of Edward D. Powers to its Board of Directors effective April 24, 1996. Mr. Powers is chairman of the board and chief executive officer of Powers Holdings, Inc., in Milwaukee, Wisconsin.

ITEM 6 - EXHIBITS AND  REPORTS ON FORM 8-K
- - ------------------------------------------

          (a)  Exhibits:
                  Ex - 10.01 First Amendment to Loan Agreement
                  Ex - 10.02 Second Amendment to Loan Agreement
                  Ex - 10.03 Third Amendment to Loan Agreement
                  Ex - 10.04 Red Roof Inns, Inc. 1996 Management Incentive
                       Compensation Plan
                  Ex - 27 Financial Data Schedule

          (b) Reports on Form 8-K.

          No reports on Form 8K required to be reported herein were filed during the thirteen weeks ended March 30, 1996.

                                        SIGNATURE

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  RED ROOF INNS, INC.
                                  -------------------------------
                                           (Registrant)

Date  05/09/96                    /s/ David N. Chichester
      --------------              -------------------------------
                                  David N. Chichester
                                  Executive Vice President and
                                  Chief Financial Officer