Form 10-Q
period 1996-06-29
RED ROOF INNS INC
filed 1996-08-13
CIK 920941

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 29, 1996.

                                       or

/ / TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

                              --------------------


         Number of shares of Common Stock outstanding at June 29, 1996:
                                   28,409,224


                              --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

YES X NO
   ---  ---

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
- -----------------------------

          The accompanying unaudited condensed consolidated statements of Red Roof Inns, Inc. ("Red Roof" or the "Company"), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations or results for other interim periods. All material intercompany transactions and balances between Red Roof Inns, Inc. and its subsidiaries have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the Company's 1995 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

                              RED ROOF INNS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 30, 1995 and June 29, 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                         December 30,   June 29,
ASSETS                                                       1995         1996
                                                           --------     --------
CURRENT ASSETS:
Cash and cash equivalents                                  $  4,427     $ 10,936
Receivables                                                   7,990        8,973
Supplies and other                                           14,118       13,581
                                                           --------     --------
        Total current assets                                 26,535       33,490

PROPERTY AND EQUIPMENT:
Land                                                        127,397      133,506
Buildings and improvements                                  492,711      508,906
Furniture, fixtures and equipment                            53,357       63,447
Construction in progress                                     13,068       30,290
                                                           --------     --------
        Total property and equipment                        686,533      736,149
Less accumulated depreciation and amortization               44,307       56,450
                                                           --------     --------
         Property and equipment - net                       642,226      679,699

OTHER ASSETS:
Goodwill, net of accumulated amortization                    74,712       73,579
Deferred loan fees and other - net                           11,875       11,970
                                                           --------     --------
        Total other assets                                   86,587       85,549
                                                           --------     --------

TOTAL                                                      $755,348     $798,738
                                                           ========     ========



See notes to condensed consolidated financial statements.

                             RED ROOF INNS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 30, 1995 and June 29, 1996
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                            December 30,  June 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                                            1995       1996
                                                                            ------------  ---------
CURRENT LIABILITIES:
Current maturities of long-term debt                                          $ 11,951   $ 10,660
Accounts payable                                                                11,094     12,621
Accrued expenses                                                                20,143     21,740
                                                                              --------   --------
        Total current liabilities                                               43,188     45,021

LONG-TERM DEBT (LESS CURRENT MATURITIES):
Notes payable                                                                  344,871    227,291
Senior notes                                                                   200,000    200,000
                                                                              --------   --------
        Total long-term debt                                                   544,871    427,291

OTHER LONG-TERM LIABILITIES                                                     14,578     14,875

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value; 10,000 shares authorized,
  no shares outstanding
Common stock, $.01 par value; 100,000 shares authorized,
  shares issued and outstanding: 1995 - 18,400 shares; 1996 - 28,409 shares        184        284
Additional paid-in capital                                                     117,816    266,480
Retained earnings                                                               34,711     44,787
                                                                              --------   --------
        Total stockholders' equity                                             152,711    311,551
                                                                              --------   --------

TOTAL                                                                         $755,348   $798,738
                                                                              ========   ========







See notes to condensed consolidated financial statements.

                              RED ROOF INNS, INC.
                CONDENSED, CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS AND TWENTY SIX WEEKS ENDED JULY 1, 1995 AND JUNE 29, 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                      THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                      ---------------------   ----------------------
                                       JULY 1,     JUNE 29,    JULY 1,      JUNE 29,
                                        1995        1996        1995          1996
                                      --------    --------    ---------    ---------
REVENUES                              $ 76,976    $ 83,793    $ 138,534    $ 151,865

OPERATING EXPENSES:
  Direct room expenses                  36,900      39,215       71,785       80,338
  Depreciation and amortization          6,106       7,009       12,314       14,271
  Corporate and marketing expenses       7,364       8,608       18,860       19,058
  Change in management expense           2,827                    2,827
                                      --------    --------    ---------    ---------
        Total operating expenses        53,197      54,832      105,786      113,667
                                      --------    --------    ---------    ---------

OPERATING INCOME                        23,779      28,961       32,748       38,198

INTEREST EXPENSE - NET                 (12,462)     (9,861)     (25,760)     (21,297)
                                      --------    --------    ---------    ---------
INCOME  BEFORE INCOME TAXES             11,317      19,100        6,988       16,901

INCOME TAX EXPENSE                      (4,571)     (7,713)      (2,796)      (6,825)
                                      --------    --------    ---------    ---------

NET INCOME                            $  6,746    $ 11,387    $   4,192    $  10,076
                                      ========    ========    =========    =========

EARNINGS PER SHARE                    $   0.36    $   0.40    $    0.22    $    0.37
                                      ========    ========    =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING     18,740      28,625       18,740       26,985
                                      ========    ========    =========    =========
- ------------------------------------------------------------------------------------

PRO FORMA NET INCOME                  $  9,675    $ 11,387    $   8,600    $  11,131
                                      ========    ========    =========    =========

PRO FORMA EARNINGS PER SHARE          $   0.34    $   0.40    $    0.30    $    0.39
                                      ========    ========    =========    =========







See notes to condensed consolidated financial statements.

                            RED ROOF INNS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 1995 AND JUNE 29, 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Twenty-six Weeks Ended
                                                                              ----------------------
                                                                              July 1,     June 29,
                                                                                1995         1996
                                                                              --------    ----------
CASH FLOWS FROM OPERATIONS:
Net Income                                                                    $  4,192    $  10,076
Adjustments to reconcile net income to net cash
provided by operations:
  Depreciation and amortization                                                 11,691       13,138
  Amortization of goodwill                                                       1,098        1,133
  Deferred income taxes and other - net                                            289        1,835
Working capital changes:
  Receivables                                                                   (1,416)        (983)
  Supplies and other                                                              (195)         384
  Accounts payable                                                                 139       (1,370)
  Accrued expenses                                                               2,439        1,029
                                                                              --------    ---------
    Net cash provided by operations                                             18,237       25,242
                                                                              --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment                                        (28,340)     (48,424)
                                                                              --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from revolving credit and  long-term borrowings                        52,662       43,800
Principal payments on revolving credit and long-term borrowings                (59,171)    (162,670)
Proceeds from issuance of common stock and additional capital contributions     18,000      148,764
Other                                                                           (1,275)        (203)
                                                                              --------    ---------
    Net cash provided by financing activities                                   10,216       29,691
                                                                              --------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          113        6,509

CASH AND CASH EQUIVALENTS, Beginning of Period                                   2,038        4,427
                                                                              --------    ---------

CASH AND CASH EQUIVALENTS, End of Period                                      $  2,151    $  10,936
                                                                              ========    =========



See notes to condensed consolidated financial statements.

- -----------------------------------------
RED ROOF INNS, INC.

Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks and Twenty-six Weeks Ended July 1, 1995 and June 29, 1996 (Unaudited)

1.       GENERAL

         The condensed consolidated financial statements include the accounts of Red Roof Inns, Inc. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

         At July 1, 1995 and June 29, 1996, the Company had a total of 222 and 237 inns, respectively.

         Unaudited interim results for the thirteen weeks and twenty-six weeks ended July 1, 1995 and June 29, 1996 contain all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of interim financial position and results of operations for such periods. The results are not necessarily indicative of the results for any other interim period or the full fiscal year.

     2.   LONG-TERM DEBT

         On April 17, 1996, the Company amended the $100 million bank credit agreement executed in November 1995 to provide for an expanded commitment of $150 million. The additional $50 million is available upon the perfection of liens on additional collateral. All other terms of the original agreement remain substantially the same.

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

         In connection with the sale of the common stock, $9.6 million in underwriting discounts and commissions were paid to certain underwriters, including an affiliate of The Morgan Stanley Real Estate Fund which, together with affiliates, beneficially owns a majority of the outstanding common stock of the Company.

         During 1996, the Company has granted options to certain directors, officers, and employees under the Company's stock option plans to purchase 438,100 shares at prices ranging from $13.13 to $16.00 per share.

         On July 30, 1996, Red Roof Inns, Inc., announced that its Board of Directors authorized a share repurchase program, pursuant to which the Company may repurchase up to 500,000 of its common shares, either in the open market or in privately negotiated transactions, depending on market conditions and other factors. The shares will be used to fulfill the Company's 1996 requirements for its employee stock purchase and management stock option plans.

4.       SUPPLEMENTAL CASH  FLOW INFORMATION

         For the twenty-six weeks ended July 1, 1995 and June 29, 1996, interest payments were $26,011,000 and $22,332,000, respectively, and interest capitalized for the corresponding periods was $461,000 and $1,275,000, respectively. Income tax payments for the twenty-six week periods in 1995 and 1996 were $2,606,000 and $3,001,000, respectively. Capital expenditures included in accounts payable-trade at June 29, 1996 totalled $4,708,000.

5.       PRO FORMA NET INCOME

         The pro forma net income gives effect to the Offering and the application of a portion of the net proceeds therefrom to reduce certain mortgage debt and related interest expense. The thirteen and twenty-six week amounts in 1995 exclude non-recurring charges of $2,827,000 ($1,685,000 after tax) relating to a change in management. The twenty-six week amount in 1996 excludes a Statement of Financial Accounting Standards No. 121 non-recurring charge of $450,000 ($268,000 after tax) to recognize the impairment of certain long lived assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- --------------------------------------------------------------------------
FINANCIAL CONDITION
- -------------------

RESULTS OF OPERATIONS
- ---------------------

         The principal factors affecting Red Roof Inns' results are: occupancy and room rates achieved by the brand, continued growth in the number of inns, the Company's ability to manage expenses, the level of competition and seasonality. Demand, and thus room occupancy, is affected by normally recurring seasonal patterns and, in most locations, is lower in the winter and early spring months than the balance of the year. Historically, revenues have been lower in the first quarter than in other quarters and the Company has consistently incurred net losses in the first quarter.

         Unless otherwise indicated, inn data presented in this report is based on the 210 inns that the Company owned and operated immediately prior to June 1994 (the "Base Inns"). The Company believes that the 27 inns acquired or constructed and opened subsequent to this date have not been operated by the Company for a sufficient length of time to provide meaningful period-to-period comparisons, as the Company has closed a significant number of rooms at the newly acquired inns for conversion and, therefore, the average daily room rates and occupancy for those inns are not comparable to a stabilized Red Roof inn. Newly acquired and constructed inns historically begin with lower occupancy and average daily rates and improve over time as they implement the Company's operating policies and procedures and become integrated into the Company's central reservation system.

         During the second quarter, average daily rate increased $2.54, or 5.9%, from $42.92 per occupied room during the second quarter 1995 to $45.46 per occupied room in the comparable period in 1996. Occupancy decreased from 82.2% in the second quarter 1995 to 80.0% in the second quarter 1996 primarily because of increases in room rates and increased competition. For the year, average daily rate increased $2.02, or 4.9%, from $41.37 per occupied room in 1995 to $43.39 per occupied room in 1996. For the year occupancy decreased from 76.7% in 1995 to 75.6% in 1996.

         The Company opened three inns during the second quarter of 1996 increasing the total number of inns operating at the end of the quarter to 237. At July 1, 1995, 222 inns were in operation.

       THIRTEEN WEEKS ENDED JUNE 29, 1996 COMPARED TO THIRTEEN WEEKS ENDED
       -------------------------------------------------------------------
                                  JULY 1, 1995
                                  ------------

         The Company's revenues are principally derived from room rentals. Revenues increased $6.8 million, or 8.8%, from $77.0 million in 1995 to $83.8 million in 1996. Approximately $4.2 million of the increase in revenues was caused by an increase in the number of inns from 222 in 1995 to 237 in 1996, with approximately $100,000 of the increase caused by the addition of three inns in the second quarter of 1996. Base Inn revenue per available room (REVPAR) increased 3.1%, from $35.28 in 1995 to $36.37 in 1996 primarily because of an increase in room rates.

         Direct room expenses include salaries, wages, utilities, repairs and maintenance, property taxes, advertising, room supplies and security. Direct room expenses increased $.75 per occupied room, or 3.7%, from $20.25 in 1995 to $21.00 in 1996. The expenses increased primarily because of fewer occupied rooms and the impact of new inns, which generally attain occupancies below historical Company averages resulting in higher average expense per occupied room. However, aggregate direct room expenses for the Base Inns declined in 1996 from 1995, partially offsetting the per room increase related to occupancy changes. Repairs and maintenance expenses decreased due to scheduling less maintenance than in 1995. Payroll expenses decreased because of favorable adjustments ($1.0 million) primarily relating to favorable claims experience with employees health insurance and workers compensation. The overall expense decreases were partially offset by higher expenses for security, travel agent commissions, and guest hospitality adjustments.

         Depreciation and amortization increased $.9 million, from $6.1 million in 1995 to $7.0 million in 1996. The increase primarily reflects depreciation of inns acquired since the second quarter of 1995.

         Corporate and marketing expenses include the cost of inn management training and field supervision of inn managers, development, marketing and administrative expenses. Corporate and marketing expenses increased $1.2 million, from $7.4 million in 1995 to $8.6 million in 1996. The increases primarily result from higher employee compensation and employee benefit expenses, increased marketing production, media and promotional expenses, and higher consulting and legal fees. As a percentage of revenues, corporate and marketing expenses were 9.6% and 10.3% in 1995 and 1996, respectively.

         The change in management expense of $2.8 million reflects expenses for severance benefits paid in 1995 to certain terminated officers under their respective employment agreements and certain expenses associated with the employment of a new Chief Executive Officer.

         Interest expense decreased $2.6 million, from $12.5 million in 1995 to $9.9 million in 1996 because of the Offering, the net proceeds of which were primarily used to repay approximately $128 million of mortgage indebtedness.

     Twenty-six Weeks Ended June 29, 1996 Compared to Twenty-six Weeks Ended
     -----------------------------------------------------------------------
                                  July 1, 1995
                                  ------------

         Revenues increased approximately $13.4, or 9.7%, from $138.5 million in 1995 to $151.9 million in 1996. Approximately $7.5 million of the increase in revenues was caused by an increase in the number of inns from 222 in 1995 to 237 in 1996, with $1.2 million of the increase caused by the addition of six inns in the first half of 1996. Base Inn REVPAR increased 3.4%, from $31.73 in 1995 to $32.80 in 1996 because of the increase in room rates.

         Direct room expenses increased $1.63 per occupied room, or 7.7%, from $21.15 in 1995 to $22.78 in 1996. The change in expenses was caused primarily by increases in aggregate Base Inn expenses as follows: Utilities expense increased reflecting the impact of adverse winter weather experienced in the first quarter. Payroll expense, net of the adjustment discussed earlier, increased primarily from budgeted wage and benefit increases and increased lobby staffing hours. Repairs and maintenance expense and billboard advertising expense increased through scheduling of work or contractual increases, respectively. Also, contributing to the increase in direct room expenses per occupied room was fewer occupied rooms because of reduced occupancy, and, as previously discussed, the impact of new inns.

         Depreciation and amortization increased $2.0 million, from $12.3 million in 1995 to $14.3 million in 1996. The increase generally reflects depreciation of new inns.

         Corporate and marketing expenses increased $.2 million, from $18.9 million in 1995 to $19.1 million in 1996, primarily due to higher salary and benefit expenses related to higher staffing levels and budgeted wage and benefit increases, and increased legal fees, consulting fees, and franchise taxes. These expense increases were offset by lower marketing and promotional expenses. As a percentage of revenue, corporate and marketing expenses were 13.6% and 12.5% in 1995 and 1996, respectively.

         Interest expense decreased $4.5 million, from $25.8 million in 1995 to $21.3 million in 1996 because of the Offering, the net proceeds of which were used to repay approximately $128 million of mortgage indebtedness.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

GENERAL

         Cash and cash equivalents increased approximately $6.5 million, from $4.4 million on December 30, 1995 to $10.9 million on June 29, 1996. As of December 30, 1995 and June 29, 1996, respectively, $50.8 million and $12.0 million were outstanding under the bank revolving credit facility. As of June 29, 1996, the unused commitment under the Company's bank credit facility was $138.0 million, of which $50 million is available upon the perfection of liens on additional collateral.

         Management anticipates that its working capital needs will be financed by internally-generated cash and the bank revolving credit facility.

CAPITAL EXPENDITURES

         For the twenty-six week period ended June 29, 1996, the Company spent approximately $13 million primarily for improvements to Base Inns and expects to spend a total of approximately $20 million for such improvements through the end of the year. Additionally, the Company is completing renovation of properties and construction sites acquired under its development program. In connection with the renovation and improvement of these properties, the Company spent approximately $22 million in 1996, and expects to spend a total amount of approximately $37 million for the full year.

         To date in 1996, the Company has purchased two inns and acquired six construction sites for an aggregate purchase price, including improvements to date, of approximately $17 million. Management expects to spend a total of approximately $47 million through the end of the year for the acquisition and improvements to these properties.

          As of August 5, 1996, the Company had three inns and six construction sites under contract to purchase, all of which are subject to the satisfactory completion by the Company of its due diligence. The Company estimates the purchase and related renovations and improvements to total approximately $24 million in 1996.

         The Company is considering a major renewal program for its inns. Although final determination has not been made, the scope of the program may include room decor changes and exterior building improvements.

          Management expects to fund the Company's capital expenditures for improvements for inns from borrowings under the bank credit facility and cash flow from operations. Expenditures for acquisition, renovation, and new construction all of which are subject to the satisfactory completion by the Company of its due diligence, will also be financed from these sources.

HISTORICAL CASH FLOWS

         Cash provided by operations increased $7.0 million, from $18.2 million in 1995 to $25.2 million in 1996, primarily as the result of an increase in net income in 1996.

          Net cash used by investing activities increased $20.1 million, from $28.3 million in 1995 to $48.4 million in 1996, primarily as the result of renovation and construction activities associated with the Company's expansion program, as discussed above.

          Net cash provided by financing activities increased $19.5 million, from $10.2 million in 1995 to $29.7 million in 1996, primarily as the result of proceeds from the Offering, net of mortgage indebtedness repayments.

EBITDA

          Operating income plus the sum of interest income, other income, depreciation and amortization and loss on fixed asset retirements (EBITDA) increased $7.7 million, from $45.3 million in 1995 to $53.0 million in 1996. EBITDA, which is presented to provide additional information regarding the Company's ability to meet its future debt service, capital expenditures and working capital requirements, should not be construed as an alternative to operating income or cash flows from operating activities (each determined in accordance with generally accepted accounting principles), and should not be construed as an indication of the Company's operating performance or as a measurement of liquidity.

FORWARD LOOKING STATEMENTS
- --------------------------

          Any forward-looking statements contained in this Form 10-Q or any other reports prepared by the Company or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected, and in the future could affect, Red Roof's actual financial performance. These risks and uncertainties include, but are not limited to: economic conditions, both national and regional; oversupply of hotel rooms; competition; expansion into new markets; pricing and availability of construction materials; changes in interest rates; availability of financing and changes in federal, state and local government regulations pertaining to building requirements and environmental matters.

                           PART II - OTHER INFORMATION

Item 5 - OTHER INFORMATION
- --------------------------

          On July 30, 1996, Red Roof Inns, Inc., announced that its Board of Directors has authorized a share repurchase program, pursuant to which the Company may repurchase up to 500,000 of its common shares, either in the open market or in privately negotiated transactions, depending on market conditions and other factors. The shares will be used to fulfill the Company's 1996 requirements for its employee stock purchase and management stock option plans.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

          (a)  Exhibits:
                  Ex - 10.01   Fourth Amendment to Loan Agreement
                  Ex - 27      Financial Data Schedule

          (b) Reports on Form 8-K.

          On June 12, 1996, the Company filed a report announcing that President and Chief Executive Officer Francis W. Cash will assume the additional position of Chairman of the Board of Directors. Cash succeeds Peter C. Krause who resigned.

                                    SIGNATURE

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RED ROOF INNS, INC.
                                           ---------------------------------
                                                (Registrant)

Date  08/12/96                             /s/ David N. Chichester
      --------                             ---------------------------------
                                           David N. Chichester
                                           Executive Vice President and
                                           Chief Financial Officer

Date  08/12/96                             /s/ Ray L. Druseikis
      --------                             ---------------------------------
                                           Ray L. Druseikis
                                           Vice President and
                                           Chief Accounting Officer

                       FOURTH AMENDMENT TO LOAN AGREEMENT
                       ----------------------------------

         This Fourth Amendment to Loan Agreement (this "Amendment") is entered into at Columbus, Ohio, by and among The Huntington National Bank, Bank One, Columbus, N.A., PNC Bank, National Association, NBD Bank, Harris Trust and Savings Bank, The Fifth Third Bank of Columbus, Mitsui Leasing (U.S.A.) Inc., Star Bank, N.A. and Norwest Bank Minnesota, National Association through its Norwest Loan Partners Division, as lenders (collectively, the "Banks"); The Huntington National Bank, as agent (the "Agent"); and Red Roof Inns, Inc., as borrower (the "Company"), as of the 27th day of June, 1996, in order to amend the Loan Agreement entered into by and among The Huntington National Bank (in its respective roles as lender and agent) and the Company as of the 9th day of November, 1995 (the "Loan Agreement"), as the Loan Agreement has thereafter been amended.

         Whereas, the parties to this Amendment desire to permit the Company to create or acquire certain subsidiaries, to permit the Company to transfer to certain of those subsidiaries intellectual property owned by the Company, and to amend certain provisions of the Loan Agreement in connection with the foregoing; now, therefore, the Loan Agreement is hereby amended as follows:

         1. The Banks hereby consent to the creation or acquisition by the Company of the following subsidiaries: RRI Financial, Inc., a Nevada corporation; RRI Holdings, Inc., a Nevada corporation; and Carousel Hotel Corp., a Georgia corporation. Effective on and after the date of this Amendment, so long as any of the indebtedness provided for in the Loan Agreement remains unpaid, the Company covenants as follows with respect to the subsidiaries described in this Amendment (the "Permitted Subsidiaries"):

                  a. Carousel Hotel Corp. shall be merged into the Company on or before the date on which the real property owned by this subsidiary is first placed into operation as a Red Roof Inn motel.

                  b. All indebtedness now existing or hereafter arising from the Company to the Permitted Subsidiaries shall be subordinated to all indebtedness owing from the Company to the Banks, pursuant to agreements in form and substance reasonably satisfactory to the Required Banks.

                  c. The Permitted Subsidiaries shall not enter into any agreement that restricts the right of any of the Permitted Subsidiaries to pay dividends or loan funds to the Company.

                  d. The Permitted Subsidiaries as a group shall not at any time now or in the future hold more than 5% of the consolidated tangible net assets of the Company and its affiliates or more than $2,000,000 of cash or cash equivalents (excluding instruments evidencing indebtedness owing to another subsidiary); provided, however, that a violation of this covenant shall not become an Event of Default if (i) any such violation is unintentional and inadvertent and (ii) the violation is cured within fifteen (15) days of the date upon which any executive officer of the Company first learns of the violation.

         2. Subject to the terms and conditions contained in this paragraph 2, the Company hereby grants to the Banks and to the Agent: (i) a non-exclusive, irrevocable sublicense right (the "Sublicense") to permit the entities defined in paragraph 2.c. of this Amendment to use the Trademarks (as defined in paragraph 4.b. of this Amendment) in the manner described, and subject to the conditions set forth, in this Amendment; and (ii) a security interest in the license the Company will receive from one or more of the Permitted Subsidiaries (the "License") under the license agreement to be entered into between the Company and one or more of the Permitted Subsidiaries as provided in paragraph 4.b. of this Amendment (the "License Agreement). The grant of the Sublicense shall be subject to the following terms and conditions:

                  a. The Sublicense shall be irrevocable during the term of the Loan Agreement but shall automatically expire upon the termination of the Loan Agreement (without reference to any obligations that survive termination of the Loan Agreement) and the voluntary payment by the

Company of all indebtedness owing thereunder.


                  b. The scope and permitted use of the Trademarks under the Sublicense, and the scope of the Banks' security interest in the License, shall be limited to the use of the Trademarks and the operation of motel businesses upon the forty-two (42) Red Roof Inn motels owned by the Company and mortgaged to the Banks in connection with the Loan Agreement and in all substitutions therefor and additions thereto as provided in the Loan Agreement, as from time to time amended (the "Properties"). The 42 motels in which mortgage liens have been conveyed as of the date of this Amendment are described on Revised Exhibit C, which is attached hereto and hereby substituted for Exhibit C to the Loan Agreement as in effect on the date of execution of that agreement.

                  c. The Sublicense shall not be assignable by the Banks, the Agent or any successor agent to the Agent. The rights under the Sublicense shall be exercisable only by the Banks, the Agent, any successor agent to the Agent, any court-appointed or authorized receiver for the Properties, any manager or operator retained or appointed by any of the foregoing, and all their respective officers, employees and agents (in such capacity), all of which shall be subject at all times to the terms and conditions of the License Agreement (except as provided in paragraph 2.d. of this Amendment).

                  d. The duration of the Sublicense shall be (i) for a period not to exceed ten (10) years after the first date that the Agent or a successor agent or receiver takes possession of any of the Properties, with such use to be without charge, and (ii) for an indefinite period after such ten-year period, upon payment to the Company by the Banks of an annual fee in an amount then customary for such rights within the budget motel industry; provided, however, that the Sublicense shall expire at such time as the Banks have disposed of all interest of the Banks in the Properties, and, as the Sublicense applies to any one or more of the Properties, upon the Banks' voluntary release of their lien against any such Property.

                  e. The Company covenants that it will take all action required to preserve for the Agent and the Banks the right to use the Trademarks under the terms and conditions contained in this Amendment and agrees that the loss of such right by the Banks, whether as a result of the Company's loss of its License from Holdings, or otherwise, shall constitute an additional Event of Default under the Loan Agreement.

         3. Except to the extent that the Banks are granted hereunder a sublicense and security interest in the Company's license in the Trademarks, the Banks hereby release and discharge the security interest in the Trademarks required by the terms of the Loan Agreement and granted to them by the Company pursuant to the mortgage deeds and deeds of trust encumbering the Properties and executed in connection therewith. The Banks hereby further consent to the assignment, sale or transfer of the Trademarks to RRI Financial, Inc. and the sale of the Trademarks by RRI Financial, Inc. to Holdings. The Banks agree that, upon the request of the Company and the payment by the Company of all the Agent's expenses (including without limitation the Agent's attorneys' fees), the Agent will execute and permit the filing of any Uniform Commercial Code partial release financing statements that may be reasonably deemed to be necessary in order further to effectuate the release provided in this Paragraph 3.

         4. The parties agree that this Amendment shall become effective only upon the following:

                  a. The Company obtaining from all other lenders that have been granted a security interest in the Trademarks releases comparable to those provided in this Amendment, copies of which releases shall be furnished to the Agent, and evidence or legal opinions satisfactory to the Agent establishing that the transactions approved hereunder will not cause a default by the Company pursuant to the Indenture; and

                  b. RRI Holdings, Inc. ("Holdings") becoming the owner of all the registered service marks and trademarks (collectively, the "Trademarks") used by the Company in the operation of its motels and Holdings granting to the Company an exclusive license for the use of the Trademarks (subject only to such usage rights as have been granted to other parties prior to the date of this Amendment or in connection with obtaining the consents described in paragraph 4.a., above).

         5. The parties agree that each of the financial tests and financial covenants contained in the Loan Agreement, including without limitation the covenants contained in Sections 10.11, 10.13 and 10.14, shall be determined based upon the Company's consolidated financial position and operating results and after eliminating the effects of all intercompany transactions and indebtedness.

         6. The Company covenants that it will not issue, transfer or encumber any of the shares of capital stock of any of the Permitted Subsidiaries unless any such issuance or transfer is to one of the other Permitted Subsidiaries.

         7. The Company shall cause the Permitted Subsidiaries to comply with, observe and perform all covenants set forth in Section 10 of the Loan Agreement, to the extent applicable to the respective business of each Permitted Subsidiary. Notwithstanding the foregoing, the Banks and the Agent hereby (a) consent to the transfer of the Trademarks to RRI Financial, Inc. and the sale of the Trademarks from RRI Financial, Inc. to Holdings; (b) agree that the proceeds arising from the sale of the Trademarks from RRI Financial, Inc. to Holdings will not be applied as stated in Section 10.3(a)(ii) of the Loan Agreement; (c) consent to the execution and delivery of a promissory note and related instruments from Holdings to RRI Financial, Inc. in consideration of the transfer of the Trademarks from RRI Financial, Inc., to Holdings; (d) agree that the transactions described in this Amendment are within the scope of the permitted transactions under Section 10.9 of the Loan Agreement; and (e) agree that a merger of any Permitted Subsidiaries into the Company will not constitute a "change of control" under Section 10.11 of the Loan Agreement.

         8. The Company covenants that none of the Permitted Subsidiaries will
(a) cause or permit or (b) agree or consent to cause or permit in the future (upon the happening of a contingency or otherwise) any of its property to be subject to a lien or encumbrance, excepting only liens or encumbrances arising by operation of law in the ordinary course of business and not materially and adversely affecting the Permitted Subsidiaries' financial condition or business operations.

         9. The Company covenants that none of the Permitted Subsidiaries will incur any indebtedness exceeding in the aggregate $25,000 other than to the Company or other Permitted Subsidiaries, nor will the Permitted Subsidiaries make any loan or advance to any person or entity other than to the Company or another Permitted Subsidiary.

         10. The following definitions are added to Section 13.10 of the Loan
Agreement:

             "Holdings" means RRI Holdings, Inc.

             "License" has the meaning described in paragraph 2. of the Fourth Amendment to Loan Agreement.

             "License Agreement" has the meaning described in paragraph 2 of the Fourth Amendment to Loan Agreement.

             "Permitted Subsidiaries" has the meaning described in paragraph 1. of the Fourth Amendment to Loan Agreement.

             "Properties" has the meaning described in paragraph 2.b. of the Fourth Amendment to Loan Agreement.
             "Sublicense" has the meaning described in paragraph 2. of the Fourth Amendment to Loan Agreement.

             "Trademarks" has the meaning described in paragraph 4.b. of the Fourth Amendment to Loan Agreement.

         11. The Company shall pay all the reasonable costs and expenses of the Agent incidental to the extension of credit provided for in this Amendment. Such costs shall include but not be limited to reasonable fees and out-of-pocket expenses of counsel to the Agent in the preparation and approval of this Amendment. The Company shall have no obligation to pay the fees and expenses of any counsel employed by any Bank other than the Agent or any other expenses incurred by any such Bank in connection with this Amendment.

         12. The Company represents and warrants that no Event of Default has occurred and is continuing, nor will any occur immediately after the execution and delivery of this Amendment by the performance or observance of any provision hereof.

         13. Each reference to the Loan Agreement, whether by use of the phrase "Loan Agreement," "Agreement," the prefix "herein" or any other term, and whether contained in the Loan Agreement itself, in this Amendment, in any document executed concurrently herewith or in any loan documents executed hereafter, shall be construed as a reference to the Loan Agreement as amended by previous amendments and by this Amendment.

         14. Except as modified as expressly provided or contemplated herein, the Loan Documents shall remain as written originally and in full force and effect in all respects, and nothing herein shall affect, modify, limit or impair any of the rights and powers which the Banks may have thereunder.

         15. The Company agrees to perform and observe all the covenants, agreements, stipulations, and conditions to be performed on its part under the Loan Documents, as amended by this Amendment.

         16. The Company hereby represents and warrants to the Banks that (a) the Company has legal power and authority to execute and deliver the within Amendment; (b) the respective officers executing the within Amendment on behalf of the Company have been duly authorized to execute and deliver the same and bind the Company with respect to the provisions provided for herein and therein;
(c) the execution and delivery hereof by the Company and the performance and observance by the Company of the provisions hereof do not violate or conflict with the articles of incorporation, regulations or by-laws of the Company or any law applicable to the Company or result in the breach of any provision of or constitute a default under any agreement, instrument or document binding upon or enforceable against the Company; and (d) this Amendment constitutes a valid and legally binding obligation upon the Company, subject to applicable bankruptcy, insolvency, reorganization or other similar laws affecting creditors' rights generally, to general equitable principles and to applicable doctrines of commercial reasonableness.

         17. This Amendment shall become effective only upon its execution by all parties hereto, which execution may be in any number of counterparts, but all of which when taken together shall constitute one and the same document.

         18. The capitalized terms used herein shall have the same meanings as the capitalized terms used in the Loan Agreement.

         IN WITNESS WHEREOF, the Company, the Banks and the Agent have hereunto set their hands as of the 27th day of June, 1996.

                                  THE HUNTINGTON NATIONAL BANK

                                  By:  /s/ Robert H. Friend
                                      -------------------------------------
                                  Its:   Vice President
                                      -------------------------------------

                                  BANK ONE, COLUMBUS, N.A.

                                  By:  /s/ Elizabeth Cadwallader
                                      -------------------------------------
                                  Its:   Vice President
                                      -------------------------------------

                                  PNC BANK, NATIONAL ASSOCIATION

                                  By:  /s/ Brad Carpenter
                                      -------------------------------------
                                  Its:   Vice President
                                      -------------------------------------

                                  NBD BANK

                                  By:  /s/ Linnet E. Walla
                                      -------------------------------------
                                  Its:   Second Vice President
                                      -------------------------------------

                                  HARRIS TRUST AND SAVINGS BANK

                                  By:  /s/ Jeffrey C. Nicholson
                                      -------------------------------------
                                  Its:   Vice President
                                      -------------------------------------

                                  THE FIFTH THIRD BANK OF COLUMBUS

                                  By:  /s/ Charles D. Hale
                                      -------------------------------------
                                  Its:   Vice President
                                      -------------------------------------

                                  MITSUI LEASING (U.S.A.) INC.

                                  By:  /s/ Jerry Parisi
                                      -------------------------------------
                                  Its:   Senior Vice President
                                      -------------------------------------

                                  NORWEST BANK MINNESOTA,
                                  NATIONAL ASSOCIATION, BY ITS
                                  NORWEST LOAN PARTNERS
                                  DIVISION

                                  By:  /s/ R. Duncan Sinclair
                                      -------------------------------------
                                  Its:   Vice President
                                      -------------------------------------

                                  STAR BANK, N.A.

                                  By:  /s/ Bonnie Birath
                                      -------------------------------------
                                  Its:   Assistant Vice President
                                      -------------------------------------

                                  THE HUNTINGTON NATIONAL BANK,
                                  as Agent

                                  By:  /s/ Robert H. Friend
                                      -------------------------------------
                                  Its:   Vice President
                                      -------------------------------------

                                  RED ROOF INNS, INC.

                                  By:  /s/ Scott L. Moore
                                      -------------------------------------
                                  Its:   Vice President
                                      -------------------------------------

                                REVISED EXHIBIT C

                             LIST OF COLLATERAL INNS
                             -----------------------

                No.            Property                              St
                ---            --------                              --

                  47          Little Rock                            AR
                 197          Milford                                CT
                 204          Kissimmee                              FL
                  83          Pensacola                              FL
                 166          Atlanta Indian Trail                   GA
                  78          Lansing                                IL
                  57          Peoria                                 IL
                  87          Chicago (Downers Grove)                IL
                  67          South Holland                          IL
                   7          Michigan City                          IN
                  74          Indy Speedway                          IN
                 134          Louisville Southeast                   KY
                   5          Saginaw                                MI
                  63          St. Paul (Woodbury)                    MN
                  65          Minneapolis (Burnsville)               MN
                  51          Kansas City North                      MO
                 143          St. Louis (St. Charles)                MO
                 146          Asheville (West)                       NC
                  91          Charlotte University                   NC
                 124          Charlotte/Mecklenburg                  NC
                 122          Nashua                                 NH
                  66          Mt. Laurel                             NJ
                 196          Toledo North                           OH
                  23          Dayton North                           OH
                  19          Canton                                 OH
                  28          Cleveland Independence                 OH
                  53          Cleveland Willoughby                   OH
                 207          Akron South                            OH
                  58          Toledo Holland                         OH
                  10          Danville                               PA
                  54          Erie                                   PA
                  27          Harrisburg South                       PA
                  85          Columbia West                          SC
                 148          Hilton Head                            SC
                  90          Columbia East                          SC
                 208          Johnson  City                          TN
                  73          Knoxville North                        TN
                 153          Dallas Northwest                       TX
                 108          Hampton                                VA
                  86          Richmond                               VA
                  93          Virginia Beach                         VA
                  64          Fairmont                               WV
