Form 10-Q
period 1996-09-28
RED ROOF INNS INC
filed 1996-11-12
CIK 920941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

  (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarter ended September 28, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


               For the transaction period from           to
                                              ----------   ----------

                          Commission File Number: 1-14058

                                ----------------

                              RED ROOF INNS, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                         31-1393666
(State of incorporation)                   (I.R.S. Employer Identification No.)

                               4355 DAVIDSON ROAD
                            HILLIARD, OHIO 43026-2491
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (614) 876-3200


                                ----------------


      Number of shares of Common Stock outstanding at September 28, 1996:
                                   27,911,875

                                ----------------


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------

        The accompanying unaudited condensed consolidated financial statements of Red Roof Inns, Inc. ("Red Roof" or the "Company"), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations or results for other interim periods. All material intercompany transactions and balances between Red Roof Inns, Inc. and its subsidiaries have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the Company's 1995 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

                               RED ROOF INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 30, 1995 AND SEPTEMBER 28, 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   DECEMBER 30,  SEPTEMBER 28,
ASSETS                                                 1995          1996
                                                   -----------   -------------

CURRENT ASSETS:
Cash and cash equivalents                          $   4,427      $  12,083
Receivables                                            7,990         10,248
Supplies and other                                    14,118         13,796
                                                   ---------      ---------
        Total current assets                          26,535         36,127

PROPERTY AND EQUIPMENT:
Land                                                 127,397        134,775
Buildings and improvements                           492,711        540,809
Furniture, fixtures and equipment                     53,357         69,955
Construction in progress                              13,068         16,799
                                                   ---------      ---------
        Total property and equipment                 686,533        762,338
Less accumulated depreciation and amortization       (44,307)       (62,293)
                                                   ---------      ---------
         Property and equipment - net                642,226        700,045

OTHER ASSETS:
Goodwill, net of accumulated amortization             74,712         73,012
Deferred loan fees and other - net                    11,875         13,234
                                                   ---------      ---------
        Total other assets                            86,587         86,246
                                                   ---------      ---------

TOTAL                                              $ 755,348      $ 822,418
                                                   =========      =========



See notes to condensed consolidated financial statements.

                                                                               DECEMBER 30,   SEPTEMBER 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                                               1995           1996
                                                                               -------------   ------------

CURRENT LIABILITIES:
Current maturities of long-term debt                                            $  11,951      $  13,416
Accounts payable                                                                   11,094         12,345
Accrued expenses                                                                   20,143         34,266
                                                                                ---------      ---------
        Total current liabilities                                                  43,188         60,027

LONG-TERM DEBT (LESS CURRENT MATURITIES):
Notes payable                                                                     344,871        224,928
Senior notes                                                                      200,000        200,000
                                                                                ---------      ---------
        Total long-term debt                                                      544,871        424,928

OTHER LONG-TERM LIABILITIES                                                        14,578         18,323

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000 shares authorized,
  no shares outstanding
Common stock, $.01 par value; 100,000 shares authorized,
  shares issued and outstanding: 1995 - 18,400 shares; 1996 - 28,412 shares           184            284
Additional paid-in capital                                                        117,816        266,515
Retained earnings                                                                  34,711         58,816
Less treasury stock, at cost: 1996 - 500 shares                                                   (6,475)
                                                                                ---------      ---------
        Total stockholders' equity                                                152,711        319,140
                                                                                ---------      ---------

TOTAL                                                                           $ 755,348      $ 822,418
                                                                                =========      =========




See notes to condensed consolidated financial statements.

                               RED ROOF INNS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995
                             AND SEPTEMBER 28, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                           THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                       ----------------------------  ----------------------------
                                       SEPTEMBER 30,  SEPTEMBER 28,  SEPTEMBER 30,  SEPTEMBER 28,
                                          1995           1996            1995          1996
                                       -----------    -----------    -----------   --------------
REVENUES                                $  84,513      $  92,535      $ 223,047      $ 244,400

OPERATING EXPENSES:
  Direct room expenses                     39,237         43,035        111,022        123,373
  Depreciation and amortization             6,549          6,771         18,863         21,042
  Corporate and marketing expenses          7,889          9,166         26,749         28,225
  Change in management expenses                58                         2,885
                                        ---------      ---------      ---------        -------
        Total operating expenses           53,733         58,972        159,519        172,640
                                        ---------      ---------      ---------        -------

OPERATING INCOME                           30,780         33,563         63,528         71,760

INTEREST EXPENSE - NET                    (12,485)       (10,029)       (38,245)       (31,326)
                                        ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                 18,295         23,534         25,283         40,434

INCOME TAX EXPENSE                         (7,368)        (9,505)       (10,164)       (16,329)
                                        ---------      ---------      ---------       --------

NET INCOME                              $  10,927      $  14,029      $  15,119      $  24,105
                                        =========      =========      =========      =========

EARNINGS PER SHARE                      $    0.59      $    0.50      $    0.81      $    0.88
                                        =========      =========      =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING        18,638         28,332         18,638         27,389
                                        =========      =========      =========      =========

----------------------------------------------------------------------------------------------
PRO FORMA NET INCOME                    $  12,245      $  14,029      $  20,844      $  25,160
                                        =========      =========      =========      =========

PRO FORMA EARNINGS PER SHARE            $    0.43      $    0.50      $    0.73      $    0.88
                                        =========      =========      =========      =========




See notes to condensed consolidated financial statements.

                               RED ROOF INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 28, 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THIRTY-NINE WEEKS ENDED
                                                                                ---------------------------
                                                                                SEPTEMBER 30,  SEPTEMBER 28,
                                                                                   1995            1996
                                                                                -------------  -------------
CASH FLOWS FROM OPERATIONS:
Net Income                                                                       $  15,119      $  24,105
 Adjustments to reconcile net income to net cash
 provided by operations:
   Depreciation and amortization                                                    16,905         19,400
   Amortization of goodwill                                                          1,648          1,700
   Deferred income taxes and other - net                                             1,384          4,490
Working capital changes:
   Receivables                                                                      (1,055)        (2,258)
   Supplies and other                                                                 (224)           453
   Accounts payable                                                                  1,264         (2,662)
   Accrued expenses                                                                 14,877         14,123
                                                                                 ---------      ---------
      Net cash provided by operations                                               49,918         59,351
                                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment                                            (60,020)       (75,561)
                                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving credit and long-term borrowings                            83,262         61,894
 Principal payments on revolving credit and long-term borrowings                   (89,079)      (180,372)
 Proceeds from issuance of common stock and additional capital contributions        18,000        148,799
 Purchase of treasury stock                                                                        (6,475)
 Other                                                                              (2,453)            20
                                                                                 ---------      ---------
    Net cash provided by financing activities                                        9,730         23,866
                                                                                 ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (372)         7,656

CASH AND CASH EQUIVALENTS, Beginning of Period                                       2,038          4,427
                                                                                 ---------      ---------

CASH AND CASH EQUIVALENTS, End of Period                                         $   1,666      $  12,083
                                                                                 =========      =========



See notes to condensed consolidated financial statements.

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------
RED ROOF INNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 28, 1996 (UNAUDITED)

1.       GENERAL

         The condensed consolidated financial statements include the accounts of Red Roof Inns, Inc. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

         At September 30, 1995 and September 28, 1996, the Company operated 225 inns and 239 inns, respectively.

         Unaudited interim results for the thirteen weeks and thirty-nine weeks ended September 30, 1995 and September 28, 1996 contain all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of interim financial position and results of operations for such periods. The results are not necessarily indicative of the results for any other interim period or the full fiscal year.

     2.   LONG-TERM DEBT

         On April 17, 1996, the Company amended the $100 million bank credit agreement executed in November 1995 to provide for an expanded commitment totaling $150 million. The additional $50 million is available upon the perfection of liens on additional collateral. All other terms of the original agreement remain substantially the same.

3.       STOCKHOLDERS' EQUITY

         On January 31, 1996, the Company issued 10,000,000 shares of common stock in a public offering (the "Offering") at a price of $16.00 per share. Net proceeds of the Offering were approximately $149 million which were used to repay approximately $128 million of mortgage indebtedness. Approximately $21 million was retained for inn acquisitions, conversions and new developments and for general corporate purposes.

         In connection with the sale of the common stock, $9.6 million in underwriting discounts and commissions were paid to certain underwriters, including an affiliate of The Morgan Stanley Real Estate Fund which, together with affiliates, beneficially owns a majority of the outstanding common stock of the Company.

         During 1996, the Company has granted options to certain directors, officers, and employees under the Company's stock option plans to purchase 463,100 shares at prices ranging from $12.625 to $16.00 per share.

         On July 30, 1996, Red Roof Inns, Inc., announced that its Board of Directors authorized a share repurchase program, pursuant to which the Company may repurchase up to 500,000 of its common shares to fulfill the Company's requirements for its employee stock purchase and management stock option plans. In August 1996, the Company repurchased 500,000 shares of its common stock in the open market for an aggregate purchase price of $6,475,000, or $12.95 per share.

4.       SUPPLEMENTAL CASH  FLOW INFORMATION

         For the thirty-nine weeks ended September 30, 1995 and September 28, 1996, interest payments were $33,957,000 and $27,997,000, respectively, and interest capitalized for the corresponding periods was $968,000 and $2,007,000, respectively. Income tax payments for the thirty-nine week periods in 1995 and 1996 were $3,643,000 and $4,366,000, respectively. Capital expenditures included in accounts payable-trade at September 28, 1996 totaled $5,725,000.

5.       PRO FORMA NET INCOME

         The pro forma net income gives effect to the Offering and the application of a portion of the net proceeds therefrom to reduce certain mortgage debt and related interest expense. The thirteen and thirty-nine week amounts in 1995 exclude non-recurring charges of $58,000 and $2,885,000, respectively (after tax $35,000 and $1,720,000, respectively) relating to a change in management. The thirty-nine week amount in 1996 excludes a Statement of Financial Accounting Standards No. 121 non-recurring charge of $450,000 ($268,000 after tax) to recognize the impairment of certain long lived assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

RESULTS OF OPERATIONS
---------------------

         The principal factors affecting Red Roof Inns' results are: occupancies and room rates, continued growth in the number of inns, the Company's ability to manage expenses, the level of competition and seasonality. Demand, and thus occupancy, is affected by normally recurring seasonal patterns and, in most locations, is lower in the winter and early spring months than the balance of the year. Historically, revenues have been lower in the first quarter than in other quarters, and the Company has consistently incurred net losses in the first quarter.

         Unless otherwise indicated, inn data presented in this report is based on the 210 inns that the Company owned and operated immediately prior to June 1994 (the "Base Inns"). The Company believes that the 29 inns acquired or constructed and opened subsequent to this date have not been operated by the Company for a sufficient length of time to provide meaningful period-to-period comparisons, as the Company has closed a significant number of rooms at the newly acquired inns for conversion and, therefore, the average daily room rates and occupancy for those inns are not comparable to a stabilized Red Roof inn. Newly acquired and constructed inns historically begin with lower occupancy and average daily rates and improve over time as they implement the Company's operating policies and procedures and become integrated into the Company's central reservation system.

         During the third quarter, average daily rate increased $2.38, or 5.2%, from $45.70 per occupied room during the third quarter 1995 to $48.08 per occupied room in the comparable period in 1996. Occupancy decreased from 83.7% in the third quarter 1995 to 82.4% in the third quarter 1996 primarily because of increases in room rates and increased competition. For the thirty-nine week period, average daily rate increased $2.15, or 5.0%, from $42.90 per occupied room in 1995 to $45.05 per occupied room in 1996. For the thirty-nine week period, occupancy decreased from 79.1% in 1995 to 77.9% in 1996.

         The Company opened two inns during the third quarter of 1996 increasing the total number of inns operating at the end of the quarter to 239. At September 30, 1995, 225 inns were in operation.

    THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996 COMPARED TO THIRTEEN WEEKS ENDED
    ------------------------------------------------------------------------
                               SEPTEMBER 30, 1995
                               ------------------

         The Company's revenues are principally derived from room rentals. Revenues increased $8.0 million, or 9.5%, from $84.5 million in 1995 to $92.5 million in 1996. Approximately $4.0 million of the increase in revenues was caused by an increase in the number of inns operated from 225 in 1995 to 239 in 1996, with approximately $.2 million of the increase caused by the addition of two inns in the third quarter of 1996. Base Inn revenue per available room (REVPAR) increased 3.6%, from $38.25 in 1995 to $39.62 in 1996 because of the increase in room rates.

         Direct room expenses include salaries and wages, advertising, utilities, repairs and maintenance, property taxes, room supplies and security. Direct room expenses increased $3.8 million, or 9.7%, from $39.2 million in 1995 to $43.0 million in 1996. The expenses increased primarily because of the addition of new inns and generally higher salary and wage expenses. Direct room expenses as a percentage of revenues were 46.4% in 1995 and 46.5% in 1996.

         Gross operating profit increased $4.2 million, or 9.3%, from $45.3 million in 1995 to $49.5 million in 1996, primarily as a result of increases in REVPAR and the number of inns. As a percentage of room revenues, gross operating profit was 53.6% in 1995 and 53.5% in 1996.

         Depreciation and amortization increased $.3 million, from $6.5 million in 1995 to $6.8 million in 1996. The increase primarily reflects depreciation of inns acquired since the third quarter of 1995.

         Corporate and marketing expenses include inn management training, field supervision of inn managers, development, marketing and administrative expenses. Corporate and marketing expenses increased $1.3 million, or 16.5%, from $7.9 million in 1995 to $9.2 million in 1996. The increase primarily results from higher employee staffing, benefit and incentive compensation expenses. As a percentage of revenues, corporate and marketing expenses were 9.3% and 9.9%, in 1995 and 1996, respectively.

         The change in management expenses reflect expenses for severance benefits paid in 1995 to certain officers under their respective employment agreements upon termination of their employment and certain expenses associated with the employment of a new Chief Executive Officer, General Counsel and Chief Financial Officer.

         Interest expense-net decreased $2.5 million, from $12.5 million in 1995 to $10.0 million in 1996 because of the Offering, the net proceeds of which were primarily used to repay approximately $128 million of mortgage indebtedness.

         Income tax expense increased $2.1 million, from $7.4 million in 1995 to $9.5 million in 1996. The tax rate was approximately 40% for both 1995 and 1996.

         Net income increased $3.1 million, or 28.4%, from $10.9 million in 1995 to $14.0 million in 1996, primarily from the increase in gross operating profit and the reduction in interest expense from the repayment of debt as a result of the Offering.


 THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996 COMPARED TO THIRTY-NINE WEEKS ENDED
 ------------------------------------------------------------------------------
                               SEPTEMBER 30, 1995
                               ------------------

         Revenues increased approximately $21.4 million, or 9.6%, from $223.0 million in 1995 to $244.4 million in 1996. Approximately $9.0 million of the increase in revenues was caused by an increase in the number of inns operated from 225 in 1995 to 239 in 1996. Base Inn REVPAR increased 3.4%, from $33.93 in 1995 to $35.09 in 1996 because of the increase in room rates.

         Direct room expenses increased $12.4 million, or 11.1%, from $111.0 million in 1995 to $123.4 million in 1996. The increase in expenses was caused primarily by an increase in the number of inns and anticipated increases in inn operating expenses for salaries and wages, advertising, utilities, and security expenses. Direct room expenses as a percentage of revenues was 49.8% in 1995 and 50.5% in 1996. The increase in the direct room expense percentage primarily reflects the impact of new inns, which typically operate at lower sales volumes while incurring relatively fixed operating expenses.

         Gross operating profit increased $9.0 million, or 8.0%, from $112.0 million in 1995 to $121.0 million in 1996, primarily as a result of increases in REVPAR and the number of inns. As a percentage of room revenues, gross operating profit was 50.2% in 1995 and 49.5% in 1996. The decline in gross operating profit percentage primarily reflects the impact of new inns, which typically operate at lower sales volumes and incur relatively fixed expenses.

         Depreciation and amortization increased $2.1 million, from $18.9 million in 1995 to $21.0 million in 1996. The increase generally reflects depreciation of new inns.

         Corporate and marketing expenses increased $1.5 million, or 5.6%, from $26.7 million in 1995 to $28.2 million in 1996. The increase was generally due to higher salary and benefit expenses related to higher staffing levels and wage and benefit increases. As a percentage of revenue, corporate and marketing expenses were 12.0% and 11.5% in 1995 and 1996, respectively.

         The change in management expenses of $2.9 million reflects expenses for severance benefits paid in 1995 to certain officers under their respective employment agreements upon termination of their employment and certain expenses associated with the employment of a new Chief Executive Officer, General Counsel and Chief Financial Officer.

         Interest expense-net decreased $6.9 million, from $38.2 million in 1995 to $31.3 million in 1996 because of the Offering, the net proceeds of which were used to repay approximately $128 million of mortgage indebtedness.

         Income tax expense increased $6.1 million, from $10.2 million in 1995 to $16.3 million in 1996. The tax rate was approximately 40% for both 1995 and 1996.

         Net income increased $9.0 million, or 59.6%, from $15.1 million in 1995 to $24.1 million in 1996, primarily from the increase in gross operating profit, the reduction in interest expense associated with the repayment of debt as a result of the Offering, and the elimination of the non-recurring charge in 1995.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

GENERAL

         Cash and cash equivalents increased approximately $7.7 million, from $4.4 million on December 30, 1995 to $12.1 million on September 28, 1996. Total debt outstanding decreased approximately $118.5 million, from $556.8 million on December 30, 1995 to $438.3 million on September 28, 1996. Total debt includes $50.8 million and $0 outstanding under the bank revolving credit facility as of December 30, 1995 and September 28, 1996, respectively. As of September 28, 1996, the unused commitment under the Company's bank credit facility was $150 million, of which $50 million is available upon the perfection of liens on additional collateral.

         Management anticipates that its working capital needs will be financed by internally-generated cash and the bank revolving credit facility.

CAPITAL EXPENDITURES

          The Company is launching a property renewal program encompassing more than 85% of the inns, commencing in the fourth quarter of 1996, with all work scheduled for completion in mid-1997. The total cost of the project is approximately $50 million, of which approximately $16 million will be expended in 1996. Management anticipates incurring total non-recurring charges to earnings of approximately $15 million related to early retirement of assets and other costs associated with the chainwide renewal program, of which approximately $10 million will be incurred in the fourth quarter 1996.

         The Company is completing renovation of acquired properties and construction of new properties. In connection with the renovation and construction of these properties, the Company expects to spend an additional $30 million through the end of the year.

          As of November 6, 1996, the Company had four inns and 10 construction sites under contract to purchase, all of which are subject to the satisfactory completion by the Company of its due diligence. The Company estimates the purchases will total approximately $34 million, of which approximately $5 million will be incurred in the fourth quarter 1996.

          Management expects to fund the Company's capital expenditures for the renewal program and improvements to inns from borrowings under the bank credit facility and cash flow from operations. Expenditures for acquisition, renovation and new construction will also be financed from these sources.

HISTORICAL CASH FLOWS

         Cash provided by operations increased $9.5 million, from $49.9 million in 1995 to $59.4 million in 1996, primarily as the result of an increase in net income in 1996.

          Net cash used by investing activities increased $15.6 million, from $60.0 million in 1995 to $75.6 million in 1996. Of the total expended in 1996, approximately $18.0 million related to Base Inns and corporate expenditures and $57.6 million related to renovation and construction activities associated with the Company's expansion program.

          Net cash provided by financing activities increased $14.2 million, from $9.7 million in 1995 to $23.9 million in 1996, primarily as the result of proceeds from the Offering, net of mortgage indebtedness repayments and the purchase of treasury stock.

EBITDA

          Operating income plus the sum of interest income, other income, depreciation and amortization and loss on fixed asset retirements (EBITDA) increased $10.6 million, from $82.8 million for the thirty-nine weeks ended September 30, 1995 to $93.4 million for the thirty-nine weeks ended September 28, 1996. EBITDA, which is presented to provide additional information regarding the Company's ability to meet its future debt service, capital expenditures and working capital requirements, should not be construed as an alternative to operating income or cash flows from operating activities (each determined in accordance with generally accepted accounting principles), and should not be construed as an indication of the Company's operating performance or as a measurement of liquidity.

FORWARD LOOKING STATEMENTS
--------------------------

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

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

          (a)  Exhibits:
                  Ex - 27      Financial Data Schedule

          (b)  Reports on Form 8-K.
                            No Form 8-K's filed during the quarter.

                                    SIGNATURE

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           RED ROOF INNS,INC.
                                           ------------------------------
                                               (Registrant)


Date  11/12/96                             /s/ David N. Chichester
                                           ------------------------------
                                           David N. Chichester
                                           Executive Vice President and
                                           Chief Financial Officer

Date  11/12/96                             /s/ Ray L. Druseikis
                                           ------------------------------
                                           Ray L. Druseikis
                                           Vice President, Controller and
                                           Chief Accounting Officer