Form 10-K405
period 1996-12-28
RED ROOF INNS INC
filed 1997-03-25
CIK 920941

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                                       OR

 [  ]    TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM________________ TO ________________

                         COMMISSION FILE NUMBER: 1-14058
                               RED ROOF INNS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                                 31-1393666
              (State of Incorporation)                      (I.R.S. Employer
                                                         Identification Number)

                 4355 DAVIDSON ROAD
                   HILLIARD, OHIO                              43026-2491
                (Address of principal                          (Zip Code)
                  executive office)

       Registrant's telephone number, including area code: (614) 876-3200

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of each exchange on
               Title of each class                     which registered
               -------------------                     ----------------

          COMMON STOCK, $.01 PAR VALUE             NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                                      NONE

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
     ------       ------

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         NUMBER OF SHARES OF COMMON STOCK OUTSTANDING WAS 28,454,191 AT
                               FEBRUARY 28, 1997.

      BASED ON THE CLOSING SALES PRICE OF FEBRUARY 28, 1997, THE AGGREGATE
       MARKET VALUE OF THE STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT
                                WAS $154,583,187

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: definitive Proxy Statement, dated on or about March 28, 1997 relating to Registrant's 1997 Annual Meeting of Stockholders (in Part III), which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K.

================================================================================

          Unless the context otherwise requires, the "Company," "Red Roof" or "Red Roof Inns" refers to Red Roof Inns, Inc., a Delaware corporation and the surviving corporation of the merger (the "Merger") in December 1993 with Red Roof Inns, Inc., an Ohio corporation (the "Predecessor Company"), and includes the Predecessor Company prior to the Merger and any subsidiaries of Red Roof Inns, Inc. from time to time.

          Unless otherwise indicated, inn data presented in this report is based on 210 inns (the "Base Inns") that the Company owned and operated immediately prior to June 1994. The Company believes that the 38 inns acquired or developed and opened subsequent to this date have not been operated by the Company for a sufficient period to provide meaningful period-to-period comparisons, as the Company has closed a significant number of rooms at the newly acquired inns for conversion and therefore the average daily room rates and occupancy for these inns are not comparable to a stabilized Red Roof inn. Newly acquired and developed inns historically begin with lower occupancy and average daily room rates and improve over time as these inns implement the Company's operating standards and become integrated into the Company's central reservation system.

          Red Roof Inns operates in the economy chain scale segment ("economy segment") of the lodging industry as defined by Smith Travel Research ("STR"), a leading industry research firm. STR categorizes lodging properties into the following chain scale segments based upon average daily rates: upper upscale, upscale, mid-scale with food beverage, mid-scale without food and beverage, economy, budget and independents.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

          Red Roof Inns is the largest owner/operator of economy segment hotels in the United States, with 248 inns containing more than 28,100 rooms in 33 states, located primarily throughout the Midwest, East, South and Gulf Coast regions. Red Roof's hotels are designed to attract both the business and leisure traveler seeking room quality and inn locations that are generally comparable to those of mid-price hotels, but at lower average room rates. By not providing full-service, management-intensive facilities and services, such as in-house restaurants or cocktail lounges, banquet centers, conference rooms, room service, recreational facilities or other services and facilities that the Company's targeted customers do not typically value, Red Roof is able to deliver a product that addresses its customers' needs and price expectations. In general, Red Roof's guests are evenly divided between business and leisure travelers.

          According to STR, Red Roof has one of the highest occupancy rates in the economy segment of the lodging industry. The Company's Base Inns had an average occupancy percentage of 75.5% with an average daily room rate ("ADR") of $45.10 for 1996. Base Inn revenue per available room ("REVPAR") has grown over the past four years at a compound annual rate of 4.3% to $34.05 for 1996.

          The following table sets forth certain data for the Company's Base Inns for the years indicated:


                                      Average
                                    Occupancy (1)     ADR (2)      REVPAR (3)
                                 -----------------  ----------   ------------
Fiscal Year

1992                                   76.5%          $37.58       $28.75
1993                                   79.6            37.80        30.09
1994                                   79.1            40.12        31.73
1995                                   77.3            42.71        33.01
1996                                   75.5            45.10        34.05
1992-96 Compound Annual
       Growth Rate                     (0.3)%            4.7%         4.3%

(1) Average occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period.

(2) ADR represents total room revenues (before allowances) divided by the total number of rooms occupied.

(3) REVPAR represents the average occupancy percentage multiplied by the average daily room rate for the reported period.

          In 1996, the Company's Base Inns REVPAR increased by 3.2% over 1995 as the result of a 5.6% increase in ADR and a 1.8 percentage point decline in the average occupancy percentage. The Company's ADR remains lower than the average for the economy segment overall in 1996, which provides the Company with the flexibility to increase rates. In addition, for the four year period from 1992 through 1996, the Company increased operating income at a compound annual growth rate of 7.5%. These increases in operating income were achieved by increasing REVPAR and controlling costs.

          Red Roof Inns is a price value leader in the economy segment of the lodging industry and operates its inns with a view toward offering inn locations and room quality comparable to many mid-priced hotels but at substantially lower room rates. Management believes that the Company's customers' perception of strong customer value is dependent on three components: price, location and consistent quality. Guests who travel in the economy segment do so to save money. Red Roof Inns is able to maintain its low prices by being a low-cost provider as a result of a consistent company-wide emphasis on cost control. Red Roof's inns are generally located near interstate highways, major traffic arteries or major destination areas such as airports, business districts, universities, hospitals or convention centers. All locations are well constructed and maintained and are attractively landscaped to enhance their appearance. In addition, the Company strives to deliver a consistent guest experience throughout the chain by following a consistent chainwide set of operating, marketing and hospitality standards. The Company's success in providing customer value is demonstrated by its consistently high occupancy levels compared to the average for the economy segment.

          The Company believes that it has achieved significant brand name awareness as a result of its ability to provide high-quality, well-located accommodations and superior value, together with its national advertising campaign featuring actor/comedian Martin Mull. This brand awareness and reputation for price, quality and value have consistently placed Red Roof Inns among the leaders in the economy segment in terms of occupancy rates and REVPAR, according to STR. In addition, the brand name has earned the Company a strong following of loyal guests. In 1996, Red Roof ranked second among economy chains for repeat guests based upon survey results from a national travel market research firm. Management believes that the Company's brand identity provides it with a significant advantage over independent hotel operators and other economy segment chains, and together with its operational expertise, will enhance the performance of existing and newly constructed and acquired properties. As a result, management is expanding the chain on a national basis through hotel development and franchising. In its franchising program, the Company is targeting qualified multi-unit hotel owners and developers who will perpetuate the Company's strong brand identity by maintaining the Company's high product, service and consistent standards.

          The Company promotes and operates its own reservation center and toll-free number (1-800-THE-ROOF) to accept reservations. During 1996, the Company handled approximately 2.6 million calls through the toll-free number, of which approximately 42% were converted to reservations, contributing to the Company's high level of occupancy. Management believes that its leadership in occupancy provides it with increased flexibility to set room pricing under various economic conditions.

          The Company has operated its inns since its formation in 1972. Red Roof's management has substantial experience in the lodging industry. On average, senior management has approximately 13 years experience in the lodging industry and is supported by operational and administrative vice presidents with an average of 14 years experience, and on-site general managers with an average of seven years experience. Each Red Roof inn is operated as an individual profit center by a general manager who oversees all day-to-day operating activities and implements corporate rate management and cost containment strategies. Management believes this structure reduces operating costs while creating incentives to maximize REVPAR and enhance operating margins by adapting room rates to prevailing market conditions at individual inns.

STRATEGY

          The Company's strategy is to increase cash flow and earnings by (i) increasing REVPAR while maintaining the room price and value relationship and controlling costs, (ii) increasing the number of inns through franchising and
(iii) increasing the number of inns the Company owns and operates through selective new construction and acquisitions.

          INCREASE REVPAR. The Company intends to increase cash flow through REVPAR increases, primarily from increasing ADR, maintaining strong occupancy levels and controlling costs. The Company believes that increases in REVPAR will be achieved as a result of its chainwide inn renewal program ("Project BIG RED") and through the implementation of an automated revenue management system as described below. The Company also believes that it will be able to increase REVPAR by stimulating room demand through extensive advertising and promotional strategies.

          - PROJECT BIG RED - In the fourth quarter of 1996, the Company launched Project BIG RED, a chainwide property renewal program which will refurbish and enhance both the interior decor and exterior appearance of more than 85% of the Company's inns as well as provide additional room amenities and services for guests. Project BIG RED will give the rooms a more modern, residential feel with new carpet, wallcovering, furniture, bedspreads and drapes. A brighter paint shade, new signs, improved lighting and additional landscaping will enhance the exterior appeal of the inns and highlight the properties for approaching travelers. The program will also add additional amenities to all rooms, which management believes will reinforce Red Roof Inns' position as a price value leader in the economy segment. The program also includes adding additional features to the Company's business king rooms which are designed to better address the needs of the business traveler. Management believes that Project BIG RED will reinforce the Company's commitment to providing high value and service at reasonable prices, further strengthen the Company's competitive position versus its economy segment competitors and enhance revenues by allowing the Company to increase ADR and REVPAR. Project BIG RED is expected to be completed by mid-year 1997 with an expected total project cost of approximately $55 to $60 million. The Company anticipates total non-recurring charges to earnings of $20 to $25 million related to early asset retirements and other expenses associated with Project BIG RED. Approximately $10 million of the non-recurring charges ($8 million related to early asset retirements) were recognized by the Company during the fourth quarter of 1996 and the balance is expected to be recognized during the first two quarters of 1997. See "Item 8. Financial Statements and Supplementary Data - Note 10 to the Consolidated Financial Statements."

          - REVENUE MANAGEMENT SYSTEM - In May 1996 the Company contracted with Aeronomics, Inc., a leader in automated yield management systems for the hotel and airline industries, to develop and implement a fully automated revenue management system. The automated system will be linked to both the central reservation system and the individual property management systems, providing real-time information. The system is essentially an inventory control system that will enable the Company to better manage both occupancy and rate by analyzing historical data and trends and current reservation activity to forecast current trends. Inn managers will be able to use the system to foresee peak occupancy days and predict cancellations, no-shows, stay-overs, and walk-in traffic. This will enable the managers to adjust room rates and better manage both lengths of stay and discount business. Management expects the revenue management system to be fully implemented in late 1997. Based upon an analysis completed by Aeronomics, Inc., management believes that implementation of the automated yield management system can increase revenue by two to four percent.

          FRANCHISING. In August 1996, the Company implemented a program to offer franchises of Red Roof Inns to qualified franchisees. The Company will grant franchisees the right to use the Red Roof Inn name, obtain reservations through the Company's central reservation system and use the Company's inn designs, operating systems and procedures. In return, franchisees will pay royalty, marketing and reservation fees to the Company. The amount of fees will vary with the total revenues produced by the franchised inn as well as with levels of customer service, as measured by an independent survey conducted by a market research company, achieved by each inn. The Company believes this strategy will allow it to continue to expand the Red Roof Inn brand nationally without significant capital investment. The Company believes that its franchises are attractive because of its superior occupancy, attractive operating profit margins, the significant open territories in the Red Roof Inns system, the development, operations, reservations and marketing support the Company provides and the consistency of the Red Roof Inns product. The franchising program is focused on developing relationships with experienced, multi-unit hotel owners who will develop new Red Roof inns and/or convert existing inns to the Red Roof Inn name. The Company believes that this strategy will allow it to increase revenues, cash flow and the number of Red Roof Inns while maintaining consistent quality across the entire chain.

          As of December 28, 1996, the Company was in negotiations with several multi-unit hotel owners for the development of 25 new franchised Red Roof inns over the next few years. On February 18, 1997, Red Roof announced that it had signed its first franchise Multi-Unit Development Agreement with Columbus Hotel Properties, L.L.C. to develop 10 properties over the next three and a half years and to franchise them as Red Roof Inns. Columbus Hotel Properties is currently focusing on sites and potential acquisitions in the southeastern United States.

          HOTEL DEVELOPMENT. The Company continues to expand through both the construction of new inns and the acquisition of existing inns in strategic markets. The Company evaluates expansion opportunities within existing markets, as well as selected regions of the country where the Company has not historically had a substantial presence. The Company seeks to concentrate on properties within its selected target markets in order to maximize operating efficiencies and regional brand recognition. In addition to the foregoing, the Company may consider, under appropriate circumstances, the acquisition of local or regional chains. The Company believes that it has a strong corporate infrastructure in place to accommodate significant inn expansion, including an experienced development and acquisition team, an effective central reservation system, a well-developed property management system and an extensive management training program.

          As the Company pursues its strategy, acquisitions of existing inns will be targeted in those markets where there are no suitable development sites that meet the Company's stringent standards for quality, location, performance and cost. Since June 1994, the Company has acquired 18 development sites located in Arizona, Florida, Georgia, Ohio and Texas. The Company estimates that it will construct a total of approximately 2,445 rooms on these development sites. A total of 12 developed inns consisting of 1,430 rooms were open as of December 28, 1996.

          Since June 1994, the Company has acquired 27 inns (26 of which were open as of December 28, 1996) consisting of 3,654 rooms (after conversion and room additions) located in Alabama, Arizona, California, Colorado, Connecticut, Florida, Massachusetts, Mississippi, New Jersey, North Carolina, South Carolina, Texas, Virginia and Washington, D.C.

          Certain of the newly acquired inns differ from the Company's existing inns in terms of construction, number of rooms, room size, building configuration, signage and decor and in other respects. See "Item 2. Properties." Each acquired inn receives Red Roof signage, installation of computer hardware to accommodate electronic processing of reservations and the transmission of financial and other data to the corporate offices in suburban Columbus, Ohio, as well as lobby modifications designed to support operational practices and procedures. In addition, the Company makes capital improvements, where needed, to guest rooms and guest-sensitive areas to ensure that each acquired property adheres to Red Roof's stringent operating standards. See "Item
7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Capital Resources and Liquidity - Capital Expenditures." Although acquired properties, after conversion, differ in certain respects from existing inns, the renovated properties offer quality accommodations and service consistent with Red Roof's brand name identity.

          In evaluating expansion opportunities, the Company generally reviews the competitive environment of the market, including room supply, room demand, average daily room rates and local market wages. The Company also evaluates demand generators such as area businesses, conference centers, airports, universities, hospitals, theme parks, and other business and leisure attractions. Each potential development site and inn acquisition is evaluated for accessibility, visibility and restrictive local ordinances. In addition, the Company's evaluation of a potential inn acquisition includes an extensive review of its historical operating and financial results, and the estimated cost of converting the facility to Red Roof's standards of quality. Each anticipated development site and inn acquisition is evaluated for an estimated return on investment.

LODGING INDUSTRY

          The lodging industry, as a whole, has shown significant improvement since the beginning of 1992. The key elements underlying the industry's strong performance and increased profitability may be attributed to increased economic activity, resulting in growth in demand for hotel rooms that exceeded growth in available supply. The economy segment in which the Company operates has also experienced favorable operating results. According to STR, 1996 increases in room demand were slightly greater than increases in room supply for both the industry as a whole and the economy segment. Red Roof has one of the highest occupancy rates in the economy segment.

COMPETITION

          Small chains and independent motels represent approximately one third of the supply of rooms in the hotel industry. Direct competitors of Red Roof include national chains which operate in the budget and economy segments, as defined by STR, such as Super 8 Motels, Fairfield Inns, Holiday Inn Express, Motel 6, Comfort Inns and Days Inns and regional chains such as Budgetel and Drury Inns. In certain locations, the Company's inns also compete with mid-scale properties, such as Holiday Inns, LaQuinta Inns and Hampton Inns. There is no single competitor or group of competitors of Red Roof that is dominant in the lodging industry. However, some of Red Roof's competitors have a larger network of locations, greater resources and are less leveraged than Red Roof.

          Each Red Roof Inn competes in its market area on the basis of price, location and quality with major national lodging chains, regional brands and privately owned motels. The Company is firmly established in most of its markets and many of its inns are in locations superior to those available for development today. Red Roof's inns are consistently well maintained, attractively landscaped and competitively priced to appeal to both business and leisure travelers.

OPERATIONS

          The Red Roof chain is managed from the Company's corporate office in suburban Columbus, Ohio. Centralized corporate functions include marketing, reservations, treasury, accounting, financial reporting, information systems, purchasing, repairs and maintenance, legal, human resources, and managerial training. The corporate staff monitors inn-level consistency with its standards for guest service through its guest satisfaction survey program, which is conducted by an independent market research company, and its corporate office customer service department. The corporate staff also monitors its standards for maintenance and appearance through its experienced design and construction staff.

          Each Red Roof inn is operated as an individual profit center, with a general manager who oversees all day-to-day operating activities. Red Roof's managers devote their attention to assuring friendly guest service and clean, well-maintained rooms, consistent with chainwide standards. Their responsibilities also include recruiting, training and supervising the inn's staff. A typical inn has 20 employees, including the general manager, housekeepers, laundry attendants, skilled and general maintenance persons and front desk guest services representatives, including a night auditor. Each general manager reports to one of 16 district operations vice presidents, who in turn report to senior management.

          Red Roof's general managers receive a four week training program which emphasizes operations, hospitality, rate management, legal issues, interviewing, employee relations, training and budgeting before assuming responsibility at an inn. The Company has managers who assist the general managers at certain inns, providing a pool of experienced candidates to fill its needs for general managers.

          The Company uses target-driven operational budgets prepared by the general managers, which are implemented after review with senior management. Rates charged by Red Roof are continually reviewed by the inn managers and operations vice presidents so that they can be appropriately adapted to the prevailing market conditions at each inn. In addition, implementation of the fully automated revenue management system will enable inn managers to monitor rates in relation to peak demand periods. Each general manager can earn financial incentives based upon achieving favorable results in comparison to the revenue and profit budgets for their respective property. Management believes this incentive program emphasizes both revenue and profit growth and increases the general manager's focus on operating efficient and profit hotels.

          Each inn has property management software and hardware which is used for the exchange of daily reservations, room rate changes, occupancy, payroll, credit card authorizations and other financial data with the corporate office. Management believes that this system has enhanced its ability to monitor and maximize revenues and profitability of the inns. Data is transmitted to and from the corporate office using the Company's computer network, which allows for virtually unlimited data communications volume and real-time information.

SALES AND MARKETING

          In general, Red Roof's guests are evenly divided between business travelers and leisure travelers. Leisure travelers served by the Company are typically en route by car to another destination or attending a nearby special event or attraction. The Company also serves business travelers, many of whom travel on a per diem or pay their own expenses. Leisure demand is highest on Friday and Saturday nights and business demand is highest on Monday through Thursday nights.

          Red Roof's national advertising campaigns, featuring actor/comedian Martin Mull, emphasize the consistency and value associated with its inns. The Company markets through national and local market cable and network television, radio, newspapers and other print media. The Company focuses its television and radio advertising on specific programs and during certain months of the year and times of the day for maximum impact.

          During 1996, the Company spent approximately half of its marketing expenditures (which were approximately $18 million) on more than 450 billboard advertisements located along interstate highways near its inns. Management estimates that approximately one-fourth of room sales are to guests who have not made a reservation. As a result, the Company believes that billboard advertising is necessary at certain locations to maximize room sales.

          The Company utilizes its own central reservation center and toll-free number (1-800-THE-ROOF) to accept reservations. During 1996, the reservation center handled approximately 2.6 million calls through the toll-free number, of which approximately 42% were converted to reservations. The reservation system provides reservation agents with information about inn locations, available rooms and prices in order to assist customers in reserving rooms. The agents are trained in telephone sales and cross-selling techniques. Through its computer network, the Company continually updates the number of rooms sold at a property, permitting the sale of all available rooms through either the inn or the reservation center. The Company has special reservation agents for large group sales, motor coach sales and special event bookings. Management estimates that approximately three-fourths of room sales are to customers who have made a reservation through the central reservation center or by calling an inn directly.

          The Company offers a number of marketing programs aimed at creating customer loyalty. The Company promotes a "RediCard" program which provides its members with express reservation and check-in and additional amenities such as a USA Today newspaper delivered to the member's room, personal check cashing, pay-by-check privileges and a newsletter offering various discounts and coupons. The RediCard+60 program for senior citizens offers the additional benefit of a 10% discount on each stay. The RediCard programs improve the administrative efficiency of the reservation agents and front desk staff by providing a personal profile of the member which includes information such as room type preference, smoking or non-smoking rooms and preferred method of payment. The Company currently has more than 210,000 active RediCard members and more than 184,000 active RediCard+60 members.

          The Company's corporate sales group increases room sales through the inclusion of Red Roof's inns in approved or preferred lodging lists of corporate travel managers and travel agencies on a national basis. In addition, regional sales representatives conduct sales programs to develop local corporate contacts and encourage local companies to utilize the inns. These sales efforts include developing brand loyalty through programs such as RediCard and Volume Plan Plus, a plan which provides for negotiated rates based on the volume of room nights per year that a company can offer Red Roof.

ENVIRONMENTAL CONSIDERATIONS

          A limited number of Red Roof properties contained underground storage tanks that were used to store petroleum products prior to the purchase of such properties by the Company. The Company removed those tanks prior to construction of its inns on those properties. In addition, five Red Roof properties currently contain underground or above-ground storage tanks that are used to store propane for use at those properties. A substantial number of the Red Roof properties are adjacent to or near properties (mostly service stations, but including some landfills and industrial operations) that contain or have contained storage tanks or that have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances into the soil or groundwater.

          Most of the Company's properties have not been tested for the presence of hazardous substances. However, the Company is aware of three Red Roof properties that were developed with the use of fill that has been found to contain hazardous substances. With respect to two of these properties, the Company has determined that no notification or remediation is required under current laws and regulations. With respect to the third of these properties, in exchange for the Company retaining certain institutional controls, state regulatory authorities have issued a "No Further Action" letter.

          Based on its present knowledge and currently applicable laws and regulations, the Company does not believe that environmental matters are likely to have a material adverse effect on the Company's business, assets, financial condition, or results of operations. However, due to the absence of complete information, possible future changes in laws and regulations, and other factors, no assurance can be given that environmental matters will not ultimately have a material adverse impact on the Company's business, assets, financial condition or results of operations.

EMPLOYEES

          As of December 28, 1996, Red Roof employed approximately 5,500 persons, of whom approximately 90% were compensated on an hourly basis. Approximately 425 of these employees work at the corporate headquarters, of which approximately 120 are employed at the Company's reservation center. The Company's employees are not currently represented by labor unions and the Company has never experienced any organized work stoppage. Management believes that its ongoing labor relations are good.

SERVICEMARKS

          Red Roof Inns, Red Roof, RediCard, Hit the Roof and Sleep Cheap are each registered servicemarks of the Company, which the Company considers important to its business. The Company monitors use of similar names and takes appropriate action when possible infringements occur.

ITEM 2.   PROPERTIES

          The Company believes that it has frequently benefited from identification and development of attractive locations in local markets prior to many of its competitors. In addition, since Red Roof was one of the first economy segment chains, the Company is firmly established in many of its markets.

          Red Roof adheres to rigorous standards in building and maintaining each inn. Management believes that its high-quality construction standards are superior to that of many of its competitors.

          Red Roof Inns contain an average of approximately 114 rooms. In addition to standard rooms, each inn has rooms equipped for the handicapped and has "business king" rooms containing a king-sized bed, a desk and computer tie-in services. Each inn features a choice of rooms for non-smokers and smokers, free unlimited local telephone calls, remote-control television with CNN, ESPN and Showtime, free coffee and USA Today newspaper in the lobby, 24-hour front desk and message service, direct corporate billing and free parking. Many of the Company's inns are adjacent to free-standing restaurants affiliated with restaurant chains such as Bob Evans, Shoney's and Cracker Barrel that provide food service to Red Roof's guests.

          To maintain the overall quality of the Company's existing inns, each inn undergoes periodic renovations and capital improvements as required. These renovations are completed in accordance with established maintenance programs that list specific tasks to be completed, including such items as seasonal landscaping and inspection of the condition of sidewalks, parking areas and signage. In 1994, 1995 and 1996, the Company spent approximately $11.9 million, $14.5 million and $15.4 million, respectively, on capital improvements to existing inns.

          In the fourth quarter of 1996, the Company commenced Project BIG RED to refurbish and enhance the appearance of more than 85% of its inns. The program enhances interior decor by updating guest rooms with new carpet, wallcovering, furniture, bedspreads and drapes, and provides additional room amenities and features. Painting, new signs, improved lighting, and additional landscaping enhance exterior appeal. Management believes Project BIG RED will allow the Company to increase ADR and REVPAR and will further strengthen its competitive position within the economy segment of the lodging industry. Project BIG RED is expected to be completed by mid-year 1997 with an expected total project cost of approximately $55 to $60 million. The Company anticipates total non-recurring charges to earnings of $20 to $25 million related to early asset retirements and other expenses associated with Project BIG RED.

Approximately $10 million of the non-recurring charges ($8 million related to early asset retirements) were recognized by the Company during the fourth quarter of 1996 and the balance is expected to be recognized during the first two quarters of 1997. See "Item 8. Financial Statements and Supplementary Data -
Note 10 to the Consolidated Financial Statements."

          In 1996, the Company introduced a new building design featuring all interior corridors, regionally based decor packages and new bathroom designs. This new building design offers approximately 77% rentable space.

          Since June 1994, the Company has purchased 18 development sites in the following locations: Texas - San Antonio (3), Houston (3), El Paso (2), Laredo, Plano and DeSoto; Arizona - Phoenix, Tempe and Tucson; Florida - West Palm Beach and Jacksonville; Georgia - Atlanta and Ohio - Youngstown. These inns will have a total of approximately 2,445 rooms when fully developed.

          As part of its expansion strategy, the Company has recently acquired, and will continue to acquire, existing inn properties which may differ from inns built by the Company in terms of construction, number of rooms, room size, building configuration, signage, decor and other respects. After acquisition and conversion by the Company, acquired inns are consistent with the Company's enhanced quality and other standards. See "Item 1 - Business - Hotel Development."

          Since June 1994, the Company has acquired 27 inns in the following locations: Alabama - Gadsden; Arizona - Tucson; Colorado - Colorado Springs; California - San Dimas, Anaheim, Ontario, Victorville, Santa Ana and San Francisco; Connecticut - Hartford; Florida - Naples, Ft. Lauderdale and Miami; Massachusetts - Woburn; Mississippi - Tupelo; New Jersey - Tinton Falls; North Carolina - Greenville and Cary; South Carolina - Myrtle Beach and Charleston; Texas - Austin, Corpus Christi, Dallas/Fort Worth-Irving and Houston (2); Virginia - Charlottesville and Washington, D.C. These inns will have a total of 3,654 rooms after conversion and room additions.

          For information with respect to planned expenditures in connection with newly acquired and developed properties, see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Capital Resources and Liquidity - Capital Expenditures."

          At December 28, 1996, the Company had a total of 248 inns in 33 states primarily throughout the Midwest, East, South and Gulf Coast regions of the United States, with concentrations in Ohio (28), Michigan (20), Texas (20), Pennsylvania (15), North Carolina (14) and Illinois (13). Nine Red Roof properties are subject to ground leases. All ground leases have remaining terms including renewal options aggregating longer than 25 years.

          At four additional Red Roof properties, the Company leases both the land and the buildings. At two of these four properties (the Harrisburg-North, Pennsylvania and Parkersburg, West Virginia inns), the landlord in each case is a partnership in which the Company owns or controls a substantial majority of the partnership interests. At the Parkersburg, West Virginia property, the lease expires in 2001 and the Company does not have an option to extend the lease or purchase the property. At the Harrisburg, Pennsylvania property, the Company subleases the property from the partnership which leases the property from the Dauphin County Industrial Development Authority. The Harrisburg lease expires in 2004 and the partnership has the option to purchase the property at any time during or within 90 days of the expiration of the term of the lease, for an amount equal to $100,000 above the balance then due on the industrial revenue bonds issued to finance the development of the property. The Company does not have an option to extend the lease or purchase the Harrisburg property. At the third property, located in Charleston, West Virginia, the lease expires in 2016 (including the exercise of all renewals) and the Company does not have an option to extend the lease or purchase the property. At the fourth property, located in Colorado Springs, Colorado, the lease expires in 2015 (including the exercise of all renewals) and the Company has an option to purchase the property at fair market value.

          The remainder of the Company's inns are 100% owned in fee by the Company. As of December 28, 1996, 108 inns were encumbered by mortgage loans or industrial revenue bonds maturing in various years from 1997 to 2008. See "Item
8. Financial Statements and Supplementary Data - Note 4 to the Consolidated Financial Statements." In addition, the Company has a $150 million bank credit facility (the "Bank Facility"), of which $100 million is currently available and is secured by 41 inns and $50 million is available upon perfection of liens on approximately 20 inns.

          The Company owns its corporate office building, which is located in suburban Columbus, Ohio. It is encumbered by a mortgage loan maturing in 2009.

          The Company believes that it maintains adequate aggregate insurance coverage on its properties, subject to appropriate deductibles. The Company uses a retrospective self-insurance plan for general liability and workers compensation insurance. See "Item 8. Financial Statements and Supplementary Data
- Note 1 to the Consolidated Financial Statements."

ITEM 3.    LEGAL PROCEEDINGS

          The Company is involved in various lawsuits arising in the normal course of business. The Company believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's business, assets, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of the fiscal year ended December 28, 1996, no matter was submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

          On January 31, 1996, the Company issued 10,000,000 shares of common stock, $.01 par value, in a public offering (the "Offering") at a price of $16 per share. See "Item 8. Financial Statements and Supplementary Data - Note 6 to the Consolidated Financial Statements." The Company's common stock began trading on the New York Stock Exchange (the "NYSE") on February 1, 1996. As of February 28, 1997, the approximate number of holders of record of the Company's common stock was 239 and the closing sales price per share as reported by the NYSE was $15 3/8. The following table presents the quarterly high and low sales prices of the Company's common stock during 1996 as reported by the NYSE.

                                                    High          Low
                                                    ----          ---

                     First quarter                17 5/8        12 5/8
                     Second quarter               15 3/8        13 1/2
                     Third quarter                14 3/8        12 3/8
                     Fourth quarter               17 1/4        13 1/4

         Subsequent to the Merger, the Company has not paid any dividends on its common stock. It is the general policy of the Company to retain its earnings to support the growth of its business. Any dividends declared will be at the discretion of the Board of Directors and will depend upon the Company's financial condition, earnings and other factors. The Merger was consummated concurrently with the initial offering of the Company's 9 5/8% Senior Notes due 2003 (the "Notes") in a private placement. The Indenture pursuant to which the Notes were issued, the Company's Bank Facility and an agreement relating to certain of the Company's mortgage indebtedness contain restrictions or limitations upon the payment of dividends by the Company. See "Item 8. Financial Statements and Supplementary Data Notes 4 and 5 to the Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA


         The following selected financial data (excluding Base Inn statistics) relating to the Company have been taken or derived from the historical financial statements of the Company and are qualified in their entirety by reference to such financial statements and notes. See "Item 8. Financial Statements and Supplementary Data." The financial data as of January 2, 1994 and December 17, 1993 and for the fiscal year 1992 and the 50 weeks of 1993 have been derived from audited financial statements of the Predecessor Company which are not included in this report. The financial data as of January 1, 1994 and for the two weeks of 1993 have been derived from audited statements of the Company which are not included in this report.


                                                                                  Fiscal Years (1)
                                                     -------------------------------------------------------------------------------
                                                                 (50 Weeks)    (2 Weeks)
                                                     1992          1993           1993        1994        1995          1996
                                                    -------      -------      --------      --------     ------       -------
                                                            (in thousands except per share data and Base Inn statistics)
STATEMENT OF OPERATIONS DATA
   Revenues                                         $248,059     $246,841     $   8,467     $269,306    $291,445     $ 317,437
   Direct room, corporate and marketing expenses     165,115      160,539         5,465      166,179     182,986       208,169
   Depreciation and amortization                      22,523       21,653         1,060       23,874      26,892        28,680
                                                    --------     --------     ---------     --------    --------     ---------
   Operating income                                   60,421 (2)   64,649 (3)     1,942       79,253      81,567 (4)    80,588 (5)
   Interest expense                                   46,958       41,701         2,788       52,174      51,260        41,777
   Income (loss) before income taxes                  14,356 (2)   23,894 (3)      (785)      28,100      30,838 (4)    39,676 (5)
   Income taxes (credit)(6)                                                        (314)      11,240      12,516        15,612
   Net income (loss)(6)                               14,356       23,894 (3)      (471)      16,860      18,322 (4)    24,064 (5)
   Net income (loss) per share                                                    (0.03)        0.91(7)     0.98 (7)      0.87 (5)
   Shares used in per share calculation                                          18,400       18,616      18,660        27,573

BALANCE SHEET DATA
   Total assets                                     $530,211     $482,620     $ 674,141     $687,023    $755,348     $ 867,627
   Current maturities of debt                         15,295       33,957        14,921       15,996      11,951        12,020
   Long-term debt, excluding current maturities      459,798      393,165       522,374      510,646     544,871       484,158
   Stockholders' equity                               24,363       21,381        99,529 (8)  116,389(8)  152,711 (8)   319,099 (8)

OTHER DATA
   Cash flow from operations                        $ 46,835 (2) $ 42,413 (3) $     699     $ 44,824    $ 47,785 (4) $  60,548 (5)
   Net cash used by investing activities              (8,225)     (12,577)     (182,288)     (49,571)    (87,414)     (126,558)
   Net cash provided (used) by financing activities  (28,641)     (68,117)      196,660       (8,286)     42,018        81,242
   EBITDA (9)                                         83,837 (2)   87,248 (3)     3,063      104,148     108,990 (4)   117,980 (5)
   EBITDA as a percentage of revenues (9)               33.8%(2)     35.3%(3)      36.2%        38.7%       37.4%(4)      37.2%(5)
   Ratio of earnings to fixed charges (10)               1.3x         1.5x         (785)(11)     1.5x        1.5x          1.8x
   Capital expenditures:
      Development, acquisitions and related
        improvements (12)                                                                   $ 31,677    $ 74,193     $ 101,494
      Other                                         $ 10,477     $ 11,518     $     108       13,399      15,194        26,076

BASE INN STATISTICS
   Inns open (at end of period)                          210          210           210          210         210           210
   Available rooms (at end of period)                 23,442       23,431        23,431       23,417      23,397        23,374
   Average occupancy percentage (13)                    76.5%        80.5%         61.8%        79.1%       77.3%         75.5%
   ADR (14)                                         $  37.58     $  37.86     $   36.33     $  40.12    $  42.71     $   45.10
   REVPAR (15)                                      $  28.75     $  30.48     $   22.45     $  31.73    $  33.01     $   34.05
   Room nights occupied (in thousands)                 6,657        6,562           232        6,740       6,587         6,412

(1) The Company operates on a 52-53 week fiscal year which ends on the Saturday nearest to December 31. The 1992 fiscal year consisted of 53 weeks while the 1993 (combined), 1994, 1995 and 1996 fiscal years each consisted of 52 weeks. The actual year end for each fiscal year was as follows: January 2, 1993, December 17, 1993 (50 weeks pre-Merger), January 1, 1994 (2 weeks post-Merger), December 31, 1994, December 30, 1995, and December 28, 1996.

(2) Operating income, income before income taxes, net income, cash flow from operations and EBITDA for the fiscal year 1992 were reduced by a non-recurring charge of $3,183 due to a loss from an affiliate's obligations.

(3) Operating income, income before income taxes, net income, cash flow from operations and EBITDA for the 50 weeks ended December 17, 1993 were reduced by a non-recurring charge of $3,814 related to payment to participants in a stock appreciation rights plan as a result of the change of control.

(4) Operating income, income before income taxes and EBITDA for 1995 were reduced by a non-recurring expense of $3,142 relating to a change in management. Had such expense not been incurred, operating income, income before income taxes and EBITDA would have been $84,709, $33,980 and $112,132, respectively, with EBITDA as a percentage of revenues being 38.5%. Net income and cash flow from operations for 1995 were reduced by $1,873 ($.10 per share) due to such expense. Excluding this expense, net income and cash flow from operations would have been $20,195 ($1.08 per share) and $49,658, respectively. See "Item 8. Financial Statements and Supplementary Data - Note 11 to the Consolidated Financial Statements."

(5) Operating income and income before income taxes for 1996 were reduced by non-recurring expenses of $10,398 relating to the inn renewal program (including $7,847 related to early asset retirements) and $450 relating to an adjustment to recognize impairments of certain long-lived assets. Had such expenses not been incurred, operating income and income before income taxes would have been $91,436 and $50,524, respectively. EBITDA was reduced by $2,551 relating to the non-recurring expenses. EBITDA would have been $120,531 with EBITDA as a percentage of revenues being 38.0%. Excluding these expenses, net income and cash flow from operations would have been $30,545 ($1.11 per share) and $62,072, respectively. See "Item 8. Financial Statements and Supplementary Data - Notes 1 and 10 to the Consolidated Financial Statements."

(6) Prior to the merger, the Company was a Qualified Subchapter S Corporation and did not pay federal income taxes at the corporate level. Following the Merger, the Company became subject to federal income taxes and additional state income taxes.

(7) Adjusted to give effect solely to the issuance of an additional 10,000 shares in the Offering, 1994 and 1995 net income per share would have been $.59 and $.64, respectively.

(8) Subsequent to the Merger, the Company has not paid any dividends on its common stock.

(9) EBITDA is operating income plus the sum of interest income, other income, depreciation and amortization, and loss on fixed asset retirements. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt.

(10) For purposes of calculating the ratio of earnings to fixed charges, earnings include income before income taxes plus fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, including capitalized interest, and the portion of rental expense representative of an interest factor.

(11) Earnings were inadequate to cover fixed charges by $785 in the two weeks ended January 1, 1994 due to the seasonality of the Company's business. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -Forward Looking Statements; Certain Factors Affecting Future Results - Seasonality." The deficiency for the two weeks in 1993 is due to the shortness of the period and historically lower occupancy during the Christmas season.

(12) In 1994, the Company purchased 10 inns and one development site for an aggregate cost, including renovation expenditures, of $31,677. In 1995, the Company purchased 10 inns, nine development sites and land previously under lease for an aggregate cost, including renovation and construction costs, of $63,217 and also spent $10,976 related to renovations and improvements to the 10 inns and one development site acquired during the second half of 1994. In 1996, the Company purchased seven inns and eight development sites for an aggregate cost, including renovation and construction costs, of $62,581 and also spent $38,913 related to renovations and improvements to the 20 inns and 10 development sites purchased in 1994 and 1995. The Company had no such capital expenditures in 1992 or 1993.

(13) Average occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period.

(14) ADR represents total room revenues (before allowances) divided by the total number of rooms occupied.

(15) REVPAR represents the average occupancy percentage multiplied by the average daily room rate for the reported period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

          The following tables sets forth certain operating data for the periods indicated:

                                                                                             Fiscal Years (1)
                                                                        ----------------------------------------------

                                                                           1994                 1995            1996
                                                                        ----------           ----------      ---------
         Base Inn Statistics
             Inns open (at end of year)                                      210                  210             210
             Available rooms (at end of year)                             23,417               23,397          23,374
             Room nights occupied (in thousands)                           6,740                6,587           6,412
             Average occupancy percentage                                   79.1%                77.3%           75.5%
             ADR                                                        $  40.12             $  42.71        $  45.10
             REVPAR                                                        31.73                33.01           34.05
         Revenues (in thousands)                                         269,306              291,445         317,437
         Operating income (in thousands)                                  79,253               81,567(2)       80,588(3)
         Operating income (as percentage of room revenues)                  29.4%                28.0%           25.4%


(1) The Company operates on a 52-53 week fiscal year which ends on the Saturday nearest to December 31. The 1994, 1995 and 1996 fiscal years each consisted of 52 weeks. The actual year end for each fiscal year was as follows: December 31, 1994, December 30, 1995 and December 28, 1996.

(2) Operating income for 1995 was reduced by a non-recurring expense of $3,142 relating to a change in management. Had such expense not been incurred, operating income for 1995 would have been $84,709 and operating income as a percentage of revenues would have been 29.1%. See "Item 8. Financial Statements and Supplementary Data Note 11 to the Consolidated Financial Statements."

(3) Operating income for 1996 was reduced by non-recurring expenses of $10,398 and $450 relating to the inn renewal program and an adjustment to recognize impairments of certain long-lived assets, respectively. Had such expenses not been incurred, operating income for 1996 would have been $91,436 and operating income as a percentage of revenues would have been 28.8%. See "Item 8. Financial Statements and Supplementary Data Notes 1 and 10 to the Consolidated Financial Statements."

RECENT DEVELOPMENTS

          During the third quarter of 1996, the Company successfully completed a 500,000 common share repurchase program. In February 1997, the Board of Directors authorized a new common share repurchase program, pursuant to which the Company may repurchase up to another 500,000 of its common shares, either in the open market or in privately negotiated transactions, depending on market conditions and other factors. The shares will be used to fulfill the Company's requirements for its employee stock purchase and management stock option plans. See "Item 8. Financial Statements and Supplementary Data - Note 6 to the Consolidated Financial Statements."

RESULTS OF OPERATIONS

1996 Compared To 1995
---------------------

          The Company's revenues are principally derived from room rentals. Revenues increased $26.0 million, or 8.9%, from $291.4 million in 1995 to $317.4 million in 1996. REVPAR for Base Inns increased $1.04, or 3.2%, from $33.01 in 1995 to $34.05 in 1996. The revenue increase for the Base Inns was primarily caused by an increase in ADR of $2.39, or 5.6%, from $42.71 in 1995 to $45.10 in 1996. The average occupancy percentage for the Base Inns decreased from 77.3% in 1995 to 75.5% in 1996. Management attributes the decrease in the average occupancy percentage primarily to market sensitivity to increases in ADR. Approximately $18.3 million of the increase in revenues was caused by an increase in the operations of 20 inns acquired and one inn developed through 1995 ($16.5 million) and six inns acquired and 11 inns developed in 1996 ($1.8 million). Management expects newly acquired inns to initially operate below historical company averages of occupancy and ADR and to experience an occupancy stabilization period after renovation.

          Direct room expenses include salaries, wages, utilities, repairs and maintenance, property taxes, advertising, room supplies and security. Direct room expenses increased $1.64 per occupied room, or 7.7%, from $21.18 in 1995 to $22.82 in 1996. The Company experienced operating expense increases for payroll, primarily from higher labor rates; repairs and maintenance, because of an increase in planned maintenance projects; security, because of heightened customer awareness and concern; commissions on travel agent sales due to increased travel agent bookings, primarily from the 1996 summer Olympics; and billboard advertising due to additional billboards associated with operating additional inns. The expense increases were partially offset by higher telephone commissions income from customers' long distance calls under a long distance commission program. The overall occupancy decline in 1996 also contributed to the increase in direct room expenses per occupied room. The increase was also caused, in part, by operating additional inns acquired in the second half of 1994 and in 1995 and 1996, which generally obtained occupancies below historical Company averages, resulting in a higher average expense per occupied room. As a percentage of revenues, direct room expenses increased from 50.3% in 1995 to 51.1% in 1996.

          Depreciation and amortization increased $1.8 million, or 6.7%, from $26.9 million in 1995 to $28.7 million in 1996. The increase primarily reflects depreciation on inns opened in 1995 and 1996 and the recognition in 1996 of a non-recurring charge of $.5 million related to fixed asset impairments. See "Item 8. Financial Statements and Supplementary Data - Note 1 to the Consolidated Financial Statements." Had this non-recurring charge not been incurred, depreciation and amortization for 1996 would have been $28.2 million. Also included in 1995 is a provision for approximately $1.0 million resulting from management's decision to demolish and rebuild, due to unstable soil conditions, one of the buildings, containing 55 rooms, at its Jackson, Mississippi inn.

          Corporate and marketing expenses include the cost of general management, training and field supervision of inn managers, development, marketing and administrative expenses. Corporate and marketing expenses increased $2.1 million, or 6.3%, from $33.3 million in 1995 to $35.4 million in 1996. The increase consists primarily of increases in payroll costs, relocation expenses and franchise taxes, which were partially offset by a reduction in marketing media expenses during 1996. Payroll increased as a result of the Company incurring a full year's expense in 1996 for positions vacated during 1995 due to the change in management. In addition, the Company incurred increases in staffing and relocation expenses related to the Company's development and franchise departments. Franchise taxes increased due to an increase in equity as a result of the Offering. The Company expects to incur additional management expenses as the expansion program continues. As a percentage of revenue, corporate and marketing expenses were 11.4% and 11.2% in 1995 and 1996, respectively. The Company currently does not pay any post retirement benefits other than pension benefits. See "Item 8. Financial Statements and Supplementary Data - Notes 6 and 11 to the Consolidated Financial Statements."

          In the fourth quarter of 1996, the Company commenced a chainwide inn renewal program to refurbish more than 85% of its inns. The Company incurred expenses of $10.4 million, including $7.8 million related to asset retirements, associated with the inn renewal program. See "Item 1. Business - Strategy," "Item 2. Properties," " - Capital Resources and Liquidity-Capital
Expenditures" and "Item 8. Financial Statements and Supplementary Data - Note 10 to the Consolidated Financial Statements."

          Had the non-recurring expenses of $10.4 million related to the inn renewal program and the $.5 million related to fixed asset impairments not been incurred, operating expenses for 1996 would have been $226.0 million and operating income would have been $91.5 million, as compared to $236.9 million and $80.6 million in actual operating expenses and operating income, respectively, for 1996.

          Interest expense decreased $9.5 million, or 18.5%, from $51.3 million in 1995 to $41.8 million in 1996, primarily because of the retirement of $128 million of debt out of the proceeds from the Offering. At December 28, 1996, approximately $90.4 million of the Company's debt bore interest at variable rates.

1995 Compared To 1994
---------------------

          Revenues increased $22.1 million, or 8.2%, from $269.3 million in 1994 to $291.4 million in 1995. REVPAR for Base Inns increased $1.28, or 4.0%, from $31.73 in 1994 to $33.01 in 1995. The revenue increase for the Base Inns was primarily caused by an increase in ADR of $2.59, or 6.5%, from $40.12 in 1994 to $42.71 in 1995. The average occupancy percentage for the Base Inns decreased from 79.1% in 1994 to 77.3% in 1995. Management attributes the decrease in the average occupancy percentage primarily to market sensitivity to increases in ADR. Approximately $11.9 million of the increase in revenues was caused by an increase in the operation of 10 inns acquired in the second half of 1994 ($8.1 million) and 10 inns acquired and one developed inn in 1995 ($3.8 million).

          Direct room expenses increased $1.29 per occupied room, or 6.5%, from $19.89 in 1994 to $21.18 in 1995. The Company experienced operating expense increases for payroll, primarily from higher labor rates; repairs and maintenance, because of an increase in planned maintenance projects; security, because of heightened customer awareness and concern; and billboard advertising. The expense increases were partially offset by reductions in utilities expenses and higher telephone commissions income from customers' long distance calls under a long distance commission program. The overall occupancy decline in 1995 also contributed to the increase in direct room expenses per occupied room. The increase was also caused, in part, by operating additional inns acquired in the second half of 1994 and 1995, which generally obtained occupancies below historical Company averages, resulting in a higher average expense per occupied room. As a percentage of revenues, direct room expenses increased from 50.1% in 1994 to 50.3% in 1995.

          Depreciation and amortization increased $3.0 million, or 12.6%, from $23.9 million in 1994 to $26.9 million in 1995. The increase primarily reflects depreciation on inns acquired since the second half of 1994. Also included in 1995 is a provision for approximately $1.0 million resulting from management's decision to demolish and rebuild, due to unstable soil conditions, one of the buildings, containing 55 rooms, at its Jackson, Mississippi inn.

          Corporate and marketing expenses increased $2.1 million, or 6.7%, from $31.2 million in 1994 to $33.3 million in 1995. The increase consists primarily of increases in marketing media expenses, consulting expenses associated with development of the Company's strategic plan and provisions for unresolved litigation. As a percentage of revenue, marketing and corporate expenses were 11.6% and 11.4% in 1994 and 1995, respectively.

          The change in management expense of $3.1 million in 1995 reflects a non-recurring expense for severance benefits paid to certain executive officers under their respective employment agreements upon termination of their employment and certain expenses associated with the employment of a new President and Chief Executive Officer, General Counsel and Chief Financial Officer. See "Item 8. Financial Statements and Supplementary Data - Note 11 to the Consolidated Financial Statements."

         Interest expense decreased $.9 million, or 1.7%, from $52.2 million in 1994 to $51.3 million in 1995, primarily because of a decrease in average outstanding borrowings.

PRO-FORMA SUPPLEMENTAL INFORMATION

         The following pro forma supplemental information, which is presented for purposes of facilitating meaningful comparisons to ongoing operations and to other companies, summarizes the results of operations of the Company, adjusted on a pro-forma basis to reflect (a) the effect of the Offering, as if the Offering had occurred at the beginning of each year being presented and (b) the elimination of certain non-recurring expenses (in thousands, except per share amounts).

                                                                      1995             1996
                                                                      -----            ----
Pro-forma information including supplemental adjustments:

    Operating income                                              $  84,709      $    91,436
    Net income                                                       25,716           31,335
    Net income per share                                                .90             1.10


          Operating income and net income as reported in the Company's consolidated financial statements are reconciled to the respective amounts in the preceding table as follows:

                                                            1995                                  1996
                                                   -----------------------               ------------------------
                                                  Operating          Net                Operating          Net
                                                    Income         Income                 Income          Income

As reported                                         $81,567       $18,322                $80,588         $24,064
Pro-forma and supplemental adjustments:
    Change in management expense                      3,142         1,873
    Asset impairment charge                                                                  450             269
    Inn renewal program                                                                   10,398           6,212
    Interest expense adjustment for the
      Offering                                                      5,521                                    790
                                                    -------       -------                -------         -------
As adjusted                                         $84,709       $25,716                $91,436         $31,335
                                                    =======       =======                =======         =======

CAPITAL RESOURCES AND LIQUIDITY

          GENERAL

          The following table sets forth certain capital resource and liquidity information for the years indicated (dollars in thousands):

                                                                              Fiscal Years
                                                        ------------------------------------------------------
                                                            1994                 1995                  1996
                                                        ----------           ----------             ----------
Cash flow from operations                               $   44,824           $   47,785 (1)         $   60,548 (2)
Net cash used by investing activities                      (49,571)             (87,414)              (126,558)
Net cash provided (used) by financing activities            (8,286)              42,018                 81,242
Gross operating profit (3)                                 134,312              144,860                155,072
Gross operating profit as a percentage of revenue (3)         49.9 %               49.7%                  48.9 %
EBITDA (4)                                              $  104,148           $  108,990 (1)         $  117,980 (2)
EBITDA as percentage of revenue (4)                           38.7 %               37.4%(1)               37.2%(2)
Ratio of earnings to fixed charges (5)                         1.5 x                 1.5 x                 1.8 x


(1) EBITDA for 1995 was reduced by a non-recurring expense of $3,142 relating to a change in management. Had such expense not been incurred, EBITDA would have been $112,132 and EBITDA as a percentage of revenues would have been 38.5%. Cash flow from operations for 1995 was reduced by $1,873 due to such expense. Had such expense not been incurred, cash flow from operations would have been $49,658. See "Item 8. Financial Statements and Supplementary Data - Note 11 to the Consolidated Financial Statements."

(2) EBITDA and cash flow from operations for 1996 were reduced by a non-recurring expense of $2,551 relating to the inn renewal program. Had such expense not been incurred, EBITDA would have been $120,531 and EBITDA as a percentage of revenues would have been 38.0%. Excluding this expense, cash flow from operations would have been $62,072. See "Item 8. Financial Statements and Supplementary Data - Note 10 to the Consolidated Financial Statements."

(3)  Gross operating profit is revenues less direct room expenses.

(4) EBITDA is operating income plus the sum of interest income, other income, depreciation and amortization, and loss on fixed asset retirements. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt.

(5) For purposes of calculating the ratio of earnings to fixed charges, earnings include income before income taxes plus fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, including capitalized interest, and the portion of rental expense representative of an interest factor.


          In general, the Company has historically financed its development through internal cash flow and secured debt. As of December 28, 1996, 149 of the Company's 248 inns, in addition to the Company's corporate facilities, were pledged to secure its long-term debt and its Bank Facility. The Company may pledge additional inns to secure additional long-term debt in order to continue to fund the Company's acquisition and development program.

          Cash and cash equivalents increased approximately $15.3 million from $4.4 million at December 30, 1995 to $19.7 million at December 28, 1996.

          The Company has in the past frequently operated with current liabilities in excess of current assets as a result of partially financing its expansion through internally generated cash. The Company believes that cash flow from operations will be sufficient to satisfy its working capital needs in 1997. At December 28, 1996, the Company had current liabilities of $47.2 million, including current maturities of long-term debt of $12.0 million, and current assets of $44.5 million.

          Current maturities of long-term debt remained unchanged at $12.0 million at December 30, 1995 and at December 28, 1996 due to an increase of $.6 million related to normal amortization of mortgage notes and a reduction of $.6 million in the maturities of obligations under capital lease as a result of purchasing land and equipment during 1996 that was previously under capital lease.

          As of December 28, 1996, $73.9 million was available for borrowing (including $50 million available upon perfection of liens on additional collateral) under the Company's $150 million bank credit facility. Borrowings under the Bank Facility bear interest at either the bank's prime rate or LIBOR plus tiered spreads based upon the Company's leverage ratios. The Bank Facility contains various covenants typical of senior secured bank facilities, and will require the Company to maintain a net worth of not less than $213 million and to maintain the following financial ratios: operating income provided by collateral properties to debt service related to the Bank Facility of not less than 1.35 to 1.0, funded debt to EBITDA of not more than 5.0 to 1.0 and EBITDA to fixed charges and restricted payments (including payment of dividends on the Company's Common Stock) of not less than 1.10 to 1.0. The Bank Facility contains events of default for breach of these covenants as well as other events of default customary for financings of similar size and nature, including a change in control of the Company.

          As of December 28, 1996, the Company's total long-term indebtedness (including current maturities) was approximately $496.2 million. Approximately $292.4 million of such indebtedness is mortgage indebtedness and approximately $90.4 million of such indebtedness bears interest at variable rates. For a further description of the Company's mortgage indebtedness, see "Item 8. Financial Statements and Supplementary Data - Note 4 to the Consolidated Financial Statements."

          CAPITAL EXPENDITURES

          The following table sets forth certain information regarding the Company's cash flow from operations and capital expenditures, excluding acquisitions, development and related improvements, for 1994, 1995 and 1996.

                                                         Fiscal Years
                                       -----------------------------------------------
                                          1994             1995               1996
                                       ----------       ----------          --------
     Cash flow from operations           $44,824          $47,785           $60,548
     Capital expenditures(1)              13,399           15,194            26,076(2)

(1) Includes furniture, fixtures, equipment, lobby conversions, room renovations, exterior renovations such as roofing, paving and concrete walks and general corporate expenditures.

(2) 1996 capital expenditures include $8.2 million in improvements related to the Company's inn renewal program.


          The Company has substantially completed renovation of 20 inns and 10 development sites acquired prior to 1996. In connection with the renovation and improvement of these inns, the Company spent $38.9 million in 1996, and expects to spend approximately $3 million in 1997 to complete these renovations and improvements. In 1996, the Company acquired seven inns and eight development sites for an aggregate cost, including renovation and construction costs, of $41.6 million and $21.0 million, respectively. Management expects to spend approximately $11 million and $22 million, respectively, for renovation and improvements to these properties over the next 18 months.

          Subsequent to December 28, 1996, the Company purchased two development sites for an aggregate cost of $1.8 million. Currently, the Company has nine development sites under contract to purchase, which are subject to the satisfactory completion by the Company of its due diligence, for an estimated total cost of approximately $6 million. There is no assurance that these contracts to purchase will result in an acquisition by the Company.

          Management expects to fund the Company's 1997 capital expenditures associated with improvements to the Base Inns from cash flow from operations and from borrowings under the Bank Facility. Estimated 1997 expenditures associated with the acquired inns and undeveloped properties will be financed from these sources together with available cash. The Company may issue additional equity or debt, or expand its Bank Facility to fund future expansion activities.

          HISTORICAL  CASH FLOWS

1996 Compared To 1995
---------------------

          Cash provided by operations increased $12.7 million, or 26.6%, from $47.8 million in 1995 to $60.5 million in 1996, generally as the result of an increase in net income and non-cash charges to income and a change in various working capital components.

          Net cash used by investing activities increased $39.2 million from $87.4 million in 1995 to $126.6 million in 1996, primarily as the result of expenditures for acquisitions, renovation and construction activities associated with the Company's expansion program. Expenditures for property and equipment in 1996 include the acquisition of seven inns and eight development sites for a total cost, including improvements, of $62.6 million and $38.9 million related to renovations and improvements to 20 properties and 10 development sites acquired prior to 1996.

          Net cash provided by financing activities increased $39.2 million from $42.0 million in 1995 to $81.2 million in 1996, primarily as a result of $148.6 million in proceeds of the Offering and net borrowings under the Bank Facility of $25.4 million, which were partially offset by the purchase of treasury stock for $6.5 million and principal payments of long term debt of $86.0 million.

1995 Compared To 1994
---------------------

          Cash provided by operations increased $3.0 million, or 6.7%, from $44.8 million in 1994 to $47.8 million in 1995, generally as the result of an increase in net income and non-cash charges to income and a change in various working capital components.

          Net cash used by investing activities increased $37.8 million from $49.6 million in 1994 to $87.4 million in 1995, primarily as the result of expenditures for acquisitions, renovation and construction activities associated with the Company's expansion program. Expenditures for property and equipment in 1995 include the acquisition of 10 inns, nine development sites and land previously under lease for a total cost, including improvements of $63.2 million and $11.0 million related to renovations and improvements to ten properties and one development site acquired during the second half of 1994.

          Net cash provided by financing activities increased $50.3 million from a use of cash of $8.3 million in 1994 to a source of cash of $42.0 million in 1995, primarily as a result of stockholders capital contributions of $18.0 million, borrowing under the Bank Facility of $44.9 million, payment of a bank overdraft of $4.4 million and principal payments of long term debt of $14.7 million.

EBITDA

          EBITDA increased $9.0 million, or 8.3%, from $109.0 million in 1995 to $118.0 million in 1996. EBITDA increased $4.9 million, or 4.7%, from $104.1 million in 1994 to $109.0 million in 1995. EBITDA in 1995 includes a non-recurring expense of $3.1 million for the change in management. EBITDA in 1996 includes a non-recurring expense of $2.6 million related to the inn renewal program. Had such non-recurring expenses not been incurred, EBITDA would have been $112.1 million and $120.5 million in 1995 and 1996, respectively. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt.

INFLATION

          The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the revenues or net earnings of the Company in the three most recent years.

FORWARD LOOKING STATEMENTS; CERTAIN FACTORS AFFECTING FUTURE RESULTS

         This Form 10-K includes forward looking statements, including without limitation statements concerning the Company's ability to increase ADR, occupancy and REVPAR, statements concerning the time and cost of completion of renovation and construction of and improvements to newly acquired inns and development sites, the inn renewal program and the revenue management system, statements concerning the impact of the revenue management system on REVPAR and statements concerning the expected stabilization of newly acquired or developed inns. Any forward looking statements contained in this Form 10-K or any other reports or documents prepared by the Company or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance.

         Expansion Risks. The Company's ability to expand depends on a number of factors, including the selection and availability of suitable locations at acceptable prices, the hiring and training of sufficiently skilled management and personnel and the availability of financing. There can be no assurance that financing or desirable locations for acquisition or new development will be available or, if available, will be on terms acceptable to the Company. The Company expects that its franchising business will face risks that suitable franchisees will not be found, that competition from other hotel franchising businesses will impair the Company's ability to attract franchisees and that franchisees may fail to uphold the Company's standards of quality and service or fail to fulfill their financial and other obligations to the Company. Furthermore, provisions in the indenture (the "Indenture") governing the Notes, in the Bank Facility and in certain mortgage indebtedness agreements may restrict the Company's ability to meet its expansion objectives. See "-
Capital Resources and Liquidity." Although the Company believes that it has the infrastructure in place to accommodate the planned expansion, the Company's corporate management expenses will increase as the number of inns grows, which could adversely affect the Company's financial performance.

         There can be no assurance that the Company's expansion plans will be completed successfully or that the nature of such expansion will not be modified to reflect future events or economic conditions. There can be no assurance that newly acquired inns will conform to the Company's previous standards of construction and design or that the Company's new inn design will achieve guest acceptance. The Company's inability to successfully implement its expansion plans would limit the Company's ability to grow its revenue base.

         Lodging Industry Risks. The Lodging industry in general, including the Company, may be adversely affected by such factors as changes in national and regional economic conditions (particularly in geographic areas in which the Company has a high concentration of inns), changes in local market conditions, oversupply of hotel space or a reduction in local demand for rooms and related services, competition in the hotel industry, changes in interest rates, the availability of financing and other factors relating to the operation of economy hotels.

         Operating factors affecting the lodging industry generally, including the Company, include (i) competition from other hotels, motels and recreational properties, (ii) demographic changes, (iii) the recurring need for renovations, refurbishment and improvements of hotels and increased expenses related to inn security, (iv) restrictive changes in zoning and similar land use laws and regulations that influence or determine wages, prices or construction costs, (v) changes in the characteristics of hotel locations, (vi) the inability to secure property and liability insurance to fully protect against all losses or to obtain such insurance at reasonable costs, (vii) changes in real estate tax rates and other operating costs, (viii) changes or cancellations in local tourist, athletic or cultural events, (ix) changes in travel patterns which may be affected by increases in transportation costs or gasoline prices, changes in airline schedules and fares, strikes, weather patterns or relocation or construction of highways, (x) increases in operating expense and litigation as a result of on-premise assaults of guests by third parties and (xi) changes in brand identity and reputation. Unexpected or adverse changes in any of the foregoing factors could have a material adverse effect on the Company's business, assets, financial condition or results of operations.

         Cyclicality. The hotel industry is subject to periods of cyclical growth and downturn. From late 1990 through 1992, for example, the U. S. hotel industry experienced a cyclical downturn which resulted from, among other things, over-building in the industry and sluggish general economic conditions in the United States. According to STR, in 1996, increases in room demand were slightly greater than increases in supply for both the industry as a whole and the economy segment. There can be no assurance that downturns or prolonged adverse conditions in the hotel industry, in real estate or capital markets or in national or local economies will not have a material adverse impact on the Company.

         Seasonality. Demand, and thus room occupancy, is affected by normally recurring seasonal patterns and, in most locations, is higher in the summer and early fall months (May through October) than the balance of the year. Historically, revenues in the first quarter have been lower than in other quarters and the Company has incurred net losses in the first quarter.

         Competition. The economy segment of the hotel industry is highly competitive. The Company's inns generally operate in areas that contain numerous competitors. Demographic, geographic, or other changes in one or more of the Company's markets could impact the convenience or desirability of the sites of certain hotels, which would adversely affect the operations of those hotels. There can be no assurance that new or existing competitors will not significantly lower rates or offer greater convenience, services or amenities or significantly expand or improve facilities in a market in which the Company's hotels compete, thereby adversely affecting the Company's operations. See "Item
2. Business - Competition." In addition, some of the Company's competitors have a larger network of locations and greater resources than the Company and are less leveraged than the Company. Competition may generally reduce the number of suitable hotel development or acquisition opportunities offered to the Company and increase the bargaining power of property owners seeking to sell, which could adversely affect the Company's financial performance.

         Regulatory Risks. The lodging industry is subject to numerous federal, state and local government regulations, including building and zoning requirements. Also, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees, could adversely affect the Company. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. These and other initiatives could adversely affect the Company, as well as the lodging industry in general.

         Environmental Matters. Various federal, state and local laws, ordinances and regulations impose liability on present and former real property owners and operators for the cost of cleaning up or removing contamination caused by hazardous or toxic materials. Such liability may be imposed without regard to fault or legality of the original actions, and may be joint and several with other responsible parties. If the liability is joint and several, the Company could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable. The presence of contamination at, or even adjacent to or near, a property also can affect the valuation of that property or the ability of the owner to sell, lease or obtaining financing for the property and may in certain circumstances form the basis for liability to third persons for personal injury or other damages. See "Item 2. Business-Environmental Considerations."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
Independent Auditors' Report of the Company                                                             22
Consolidated Balance Sheets of the Company as of December 30, 1995 and December 28, 1996                23
Consolidated Statements of Income of the Company for the years ended December 31, 1994,
    December 30, 1995 and December 28, 1996                                                             25
Consolidated Statements of Stockholders' Equity of the Company for the years ended
    December 31, 1994, December 30, 1995 and December 28, 1996                                          26
Consolidated Statements of Cash Flows of the Company for the years ended
    December 31, 1994, December 30, 1995, and December 28, 1996                                         27
Notes to Consolidated Financial Statements of the Company                                               28

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Red Roof Inns, Inc.

          We have audited the accompanying consolidated balance sheets of Red Roof Inns, Inc. and its subsidiaries as of December 30, 1995 and December 28, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Roof Inns, Inc. and its subsidiaries at December 30, 1995 and December 28, 1996, and the results of their operations and their cash flows for each of three years in the period ended and December 28, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Columbus, Ohio
February 10, 1997

                      RED ROOF INNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 30, 1995 AND DECEMBER 28, 1996
                                 (IN THOUSANDS)

                                                               December 30,   December 28,
                                                                   1995           1996
                                                               ------------   ------------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                        $  4,427      $ 19,659
Receivables:

 Trade                                                              6,710         6,798
 Income taxes                                                       1,280         4,179
Supplies                                                            8,960         9,810
Prepaid expenses                                                    1,054         1,012
Deferred income taxes                                               4,204         3,041
                                                                 --------      --------
    Total current assets                                           26,535        44,499

PROPERTY AND EQUIPMENT:

Land                                                              127,397       141,125
Buildings and improvements                                        492,711       566,418
Furniture, fixtures and equipment                                  53,357        71,070
Construction in progress                                           13,068        28,692
                                                                 --------      --------
    Total property and equipment                                  686,533       807,305
Less accumulated depreciation and amortization                     44,307        71,283
                                                                 --------      --------
   Property and equipment - net                                   642,226       736,022

OTHER ASSETS:

Goodwill, net of accumulated amortization                          74,712        72,446
Deferred loan fees and costs, net of accumulated amortization       8,134         7,049
Other                                                               3,741         7,611
                                                                 --------      --------
   Total other assets                                              86,587        87,106
                                                                 --------      --------

   TOTAL                                                         $755,348      $867,627
                                                                 ========      ========



                 See notes to consolidated financial statements.

                      RED ROOF INNS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      DECEMBER 30,1995 AND DECEMBER 28,1996
                      (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                           December 30,     December 28,
                                                                               1995            1996
                                                                             --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                            $  11,094       $  13,984
Accrued expenses:
  Insurance                                                                     5,045           4,496
  Compensation                                                                  4,626           5,396
  Property taxes                                                                1,850           3,025
  Sales and use taxes                                                           2,696           2,567
  Other                                                                         5,926           5,726
                                                                            ---------       ---------
    Total accrued expenses                                                     20,143          21,210
Current maturities of long-term debt:
  Notes payable                                                                 9,921          10,521
  Obligations under capital leases                                              2,030           1,499
                                                                            ---------       ---------
    Total current liabilities                                                  43,188          47,214

LONG-TERM DEBT (LESS CURRENT MATURITIES):
  Notes payable                                                               291,513         205,745
  Bank facility                                                                50,800          76,150
  Senior notes                                                                200,000         200,000
  Obligations under capital leases                                              2,558           2,263
                                                                            ---------       ---------
    Total long-term debt                                                      544,871         484,158

OTHER LONG-TERM LIABILITIES (LESS CURRENT MATURITIES):
  Pension obligation                                                            1,993             638
  Insurance                                                                     5,562           6,570
  Deferred income taxes                                                         7,023           9,948
                                                                            ---------       ---------
   Total other long-term liabilities                                           14,578          17,156

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred stock $.01 par value; 10,000 shares authorized, no shares outstanding

  Common stock, $.01 par value; 100,000 shares authorized,
    shares issued: 1995 - 18,400, 1996-28,412                                     184             284
  Additional paid-in capital                                                  117,816         266,516
  Less treasury stock, at cost: 1996-500 shares                                                (6,476)
  Retained earnings                                                            34,711          58,775
                                                                            ---------       ---------
    Total stockholders' equity                                                152,711         319,099
                                                                            ---------       ---------

TOTAL                                                                       $ 755,348       $ 867,627
                                                                            =========       =========

                 See notes to consolidated financial statements.

                      RED ROOF INNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
 For the Years Ended December 31, 1994, December 30, 1995 and December 28, 1996
                     (in thousands except per share amounts)

                                                             Years Ended
                                                ---------------------------------------
                                                December 31, December 30,  December 28,
                                                   1994         1995          1996
                                                -----------  -----------   ------------
    REVENUES                                      $269,306     $291,445      $317,437

    OPERATING EXPENSES:
      Direct room                                  134,994      146,585       162,365
      Depreciation and amortization                 23,874       26,892        28,680
      Corporate and marketing                       31,185       33,259        35,406
      Inn renewal program                                                      10,398
      Change in management                                        3,142
                                                  --------     --------      --------
            Total operating expenses               190,053      209,878       236,849
                                                  --------     --------      --------

    OPERATING INCOME                                79,253       81,567        80,588

    INTEREST INCOME                                    555          152           394

    INTEREST EXPENSE                               (52,174)     (51,260)      (41,777)

    OTHER INCOME                                       466          379           471
                                                  --------     --------      --------

    INCOME BEFORE INCOME TAXES                      28,100       30,838        39,676

    INCOME TAXES                                   (11,240)     (12,516)      (15,612)
                                                  --------     --------      --------

    NET INCOME                                     $16,860      $18,322       $24,064
                                                   =======      =======       =======

    NET INCOME PER SHARE                             $0.91        $0.98         $0.87
                                                   =======      =======       =======

    WEIGHTED AVERAGE SHARES OUTSTANDING             18,616       18,660        27,573
                                                   =======      =======       =======





                 See notes to consolidated financial statements.

                      RED ROOF INNS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 For the Years Ended December 31, 1994, December 30, 1995 and December 28, 1996
                                 (in thousands)

                                                                                                               Retained
                                                         Common Stock         Treasury Stock     Additional    Earnings
                                                        --------------       -----------------    Paid-in    (Accumulated
                                                        Shares   Amount      Shares     Amount    Capital       Deficit)    Total
                                                        ------   ------      ------     ------    --------   -------------  -------
BALANCES AT JANUARY 1, 1994                                 10                                   $100,000          ($471)  $99,529
Stock split                                             18,390    $184                               (184)
Net income                                                                                                        16,860    16,860
                                                        ------    ----       ----      -------   --------        -------  --------

BALANCES AT DECEMBER 31, 1994                           18,400     184                             99,816         16,389   116,389
Capital contribution                                                                               18,000                   18,000
Net income                                                                                                        18,322    18,322
                                                        ------    ----       ----      -------   --------        -------  --------

BALANCES AT DECEMBER 30, 1995                           18,400     184                            117,816         34,711   152,711
Public stock offering (net of $11,368 of expenses)      10,000     100                            148,532                  148,632
Stock options exercised                                     12                                        168                      168
Purchase of treasury stock                                                   (500)     ($6,476)                             (6,476)
Net income                                                                                                        24,064    24,064
                                                        ------    ----       ----      -------   --------        -------  --------

BALANCES AT DECEMBER 28, 1996                           28,412    $284       (500)     ($6,476)  $266,516        $58,775  $319,099
                                                        ======    ====       ====      =======   ========        =======  ========

                See notes to consolidated financial statements.

                      RED ROOF INNS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 30,1995 AND DECEMBER 28, 1996
                                 (IN THOUSANDS)

                                                                                    Years Ended
                                                                    ---------------------------------------------
                                                                    December 31,    December 30,     December 28,
                                                                        1994            1995            1996
                                                                    ------------    ------------     ------------

CASH FLOWS FROM OPERATIONS:
  Net income                                                         $  16,860       $  13,322       $  24,064
  Adjustments to reconcile net income to net cash provided
    by operations:
    Depreciation and amortization                                       21,244          23,238          25,477
    Deferred income taxes                                                  678           2,455           4,088
    Amortization of goodwill                                             2,290           2,265           2,266
    Loss from asset disposals and impairments                                              975           8,297
    Amortization of other assets (principally deferred loan costs)       1,174           1,455           2,010
  Change in assets and liabilities:
    Receivables                                                         (2,569)         (1,068)         (2,987)
    Supplies                                                              (329)         (1,021)           (950)
    Prepaid expenses                                                      (782)            (99)             42
    Accounts payable                                                     2,079            (484)         (2,479)
    Accrued expenses                                                     4,179           1,747             720
                                                                     ---------       ---------       ---------
      Net cash provided by operations                                   44,824          47,785          60,548
                                                                     ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                              (45,076)        (87,575)       (122,201)
  Change in other assets                                                  (548)            161          (4,357)
  Acquisition of affiliated partnership interests                       (3,947)
                                                                     ---------       ---------       ---------
      Net cash used by investing activities                            (49,571)        (87,414)       (126,558)
                                                                     ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Bank overdraft                                                         4,375          (4,375)
  Proceeds from notes payable and bank facility                        151,900         139,375         160,706
  Principal reduction in notes payable and bank facility              (162,466)       (110,396)       (220,962)
  Principal reduction in obligations under capital leases               (2,095)           (586)           (826)
  Issuance of common stock and additional capital contributions                         18,000         148,800
  Purchase of treasury stock                                                                            (6,476)
                                                                     ---------       ---------       ---------
    Net cash provided (used) by financing activities                    (8,286)         42,018          81,242
                                                                     ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (13,033)          2,389          15,232
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          15,071           2,038           4,427
                                                                     ---------       ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $   2,038       $   4,427       $  19,659
                                                                     =========       =========       =========

INTEREST PAID                                                        $  51,433       $  51,503       $  43,229
                                                                     =========       =========       =========

INTEREST CAPITALIZED                                                                 $   1,547       $   2,841
                                                                                     =========       =========

INCOME TAXES PAID                                                    $  11,306       $  10,591       $  14,399
                                                                     =========       =========       =========

NON-CASH TRANSACTIONS:
  Reallocation of goodwill to property                               $   3,708
                                                                     =========
  Capital expenditures included in accounts payable                                  $   1,812       $   7,181
                                                                                     =========       =========


                 See notes to consolidated financial statements.

                      RED ROOF INNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995 AND DECEMBER 28, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          General - The Company was formed in November 1993 and is a subsidiary of The Morgan Stanley Real Estate Fund, L.P. (MSREF). The Company operates on a 52-53 week fiscal year which ends on the Saturday nearest to December 31. At December 31, 1994 (1994), December 30, 1995 (1995) and December 28, 1996 (1996),
the Company operated 220, 231 and 248 inns, respectively.

          Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Red Roof Inns, Inc. and its wholly owned subsidiaries, RRI Investment Co. and RRI Financial Inc. All material intercompany transactions and balances have been eliminated in consolidation.

          Nature of Operations - The Company is an owner/operator of economy inns and revenues are primarily derived from room rentals. The Company's properties are primarily located throughout the Midwest, East, South and Gulf Coast regions of the United States.

          Use of Estimates - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates, but it is management's opinion that any changes in estimates would not have a material effect on the consolidated financial statements.

          Supplies - Supplies inventory is stated at cost which represents the cost to supply the inns with their respective initial operating inventories. Replacements needed to maintain the original operating inventory are charged to expense in the period such replacement occurs.

          Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization of property and equipment is based on the straight-line method over estimated composite useful lives which range from 3 to 15 years for furniture, fixtures and equipment and 12 to 40 years for buildings and improvements.

          Capitalization of Development Expenses - Costs incurred by the Company related to site acquisition and development are capitalized and allocated to the properties acquired or developed. No such costs were capitalized during 1994. Costs capitalized during 1995 and 1996 totaled $1,138,000 and $2,162,000, respectively.

          Goodwill - The excess of the purchase price over the fair values of net assets acquired (goodwill) is being amortized on a straight-line basis over 35 years. During 1994 based on updated fair value information, the Company reallocated $3,708,000 to property from goodwill. The amount at December 30, 1995 and December 28, 1996 is net of accumulated amortization of $4,656,000 and $6,922,000, respectively.

          Deferred Loan Fees and Costs - Deferred loan fees and costs are amortized using the straight-line method over the terms of the loans ranging from 2 to 15 years. The amount at December 30, 1995 and December 28, 1996 is net of accumulated amortization of $1,700,000 and $2,958,000, respectively.

          Other Assets - Other assets principally include software costs, net of accumulated amortization using the straight-line method over a useful life of five years, preliminary site acquisition costs, escrow deposits for furniture replacements and investments in affiliates.

          Asset Impairments - Annually, or more frequently if events or circumstances change, a determination is made by management, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, to ascertain whether property and equipment, goodwill, and other intangible assets have been impaired based on the sum of estimated future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss in an amount necessary to write down such assets to a fair value as determined from expected discounted cash flows. During 1996, the Company recorded an impairment charge of

$450,000 related to land held for sale (included in depreciation and amortization expense) and a charge of $7,847,000 related to assets being disposed of in connection with its inn renewal program (see Note 10).

          Based upon its most recent analysis, the Company believes that property, goodwill and other intangibles at December 28, 1996 are realizable and the depreciation and amortization periods are appropriate.

          Income Taxes - The Company is subject to federal, state, and local income taxes. Income taxes are provided for all taxable items included in the statements of income in accordance with SFAS No. 109.

          Self-Insurance Programs - The Company uses a retrospective self-insurance plan for general liability and workers' compensation. A liability has been recorded in the financial statements based on information currently available as to the estimated ultimate cost for incidents incurred prior to the balance sheet dates. Losses in excess of certain limits are insured with third-party insurance companies. Estimated payments against the insurance liability for each of the next five years are: 1997 - $4,496,000; 1998 - $2,030,000; 1999 - $2,039,000; 2000 - $1,367,000 and 2001 - $471,000.

          Advertising - The Company expenses the costs of advertising (including production costs) the first time advertising takes place. Advertising expenses consist of billboard and local advertising, which is included in direct room expenses, and national media advertising, which is included in corporate and marketing expenses. Advertising expense was $16,279,000, $17,728,000 and $17,907,000 for 1994, 1995 and 1996, respectively.

          Net Income Per Share - Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during the years presented adjusted to reflect the 1840 for 1 stock split in December 1994.

          Cash Equivalents - Cash in excess of daily requirements is invested in money market and government securities with maturities of three months or less. Such investments are considered to be cash equivalents. The majority of such funds are held by the Company's lead bank. The Company has not experienced any losses on these investments.

          Reclassifications - Certain amounts in the prior years financial statements have been reclassed to conform with the 1996 presentation.

2.  TRANSACTIONS WITH AFFILIATES

          The Company operates two motels under long-term capital lease agreements with affiliated partnerships which own the motels. Such affiliation exists because the Company is a partner in the partnerships. The Company's ownership interests in the operating profits and losses of such partnerships are 3% and 29%, respectively, and ownership in the residual values of such partnerships is 73% and 80%, respectively. The partnerships are consolidated as capital leases and are immaterial to the consolidated financial statements.

          The Company was provided certain underwriting services through an affiliate of MSREF in connection with the Company's 1996 public stock offering and obtains certain shared administrative services with unrelated parties through master contracts available through MSREF.

3.  LEASES

          The Company leases certain assets used in its operations under long-term capital leases, principally three motels (including one with an unrelated party), land, telecommunication equipment and televisions. These leases typically contain renewal privileges and purchase options and expire at various dates through 2006. The leases generally require payment of property taxes, insurance and maintenance costs. The Company leases land, a motel, a warehouse and billboard advertising space under noncancelable operating leases. Land leases expire at various dates through 2034 and other leases expire at various dates through 2005. Total operating rent expense for 1994, 1995 and 1996 was $9,952,000, $11,269,000 and $12,622,000, respectively.

     Future minimum lease payments under non-cancelable leases at December 28, 1996 are as follows (in thousands):

                                                     Capital               Operating
                                                      Leases                 Leases
                                                     -------               ----------
    Year
    1997                                              $1,729                  $9,269
    1998                                                 510                   5,609
    1999                                                 510                   2,959
    2000                                                 497                   1,179
    2001                                                 359                   1,014
    Thereafter                                         1,212                  13,770
                                                      ------                 -------
      Total minimum lease payments                     4,817                 $33,800
    Less amount representing interest                  1,055                 =======
                                                      ------
      Present value of minimum lease payments          3,762
    Less current maturities                            1,499
                                                      ------
      Total non-current                               $2,263
                                                      ======

     The following is a summary of property and equipment under capital leases (in thousands):

                                                     December 30,            December 28,
                                                        1995                    1996
                                                     ------------            ------------
    Land                                                $1,633                  $1,220
    Buildings                                            3,251                   3,251
    Equipment                                              467
                                                        ------                  ------
      Total                                              5,351                   4,471
    Less accumulated depreciation and amortization       1,040                     999
                                                        ------                  ------
      Property and equipment under capital
        leases - net                                    $4,311                  $3,472
                                                        ======                  ======

4.  NOTES PAYABLE AND BANK FACILITY

                                                                                  December 30,       December 28,
                                                                                      1995              1996
                                                                                 -------------      ------------
                                                                                         (in thousands)
    Mortgage notes payable, weighted average fixed interest rates of 10.1%
      at December 30, 1995 and 10.0% at December 28, 1996, monthly
      payments of principal and interest due through January 2009                   $252,267          $202,035

    Mortgage notes payable, weighted average variable interest rates of 8.4%
      at December 30, 1995 and 7.0% at December 28, 1996, interest adjustable at intervals from one month to six years, varying monthly
      payments of principal and interest due through January 2000                     49,167            14,231

    Bank facility, weighted average variable interest rates of 8.5% at
      December 30, 1995 and 7.6% at December 28, 1996 due January 1999                50,800            76,150
                                                                                    --------          --------
              Total                                                                  352,234           292,416
              Less current maturities                                                  9,921            10,521
                                                                                    --------          --------

              Total notes payable and bank facility (less current maturities)       $342,313          $281,895
                                                                                    ========          ========


          Principal payments due for each of the next five years are: 1997 - $10,521,000; 1998 - $21,833,000; 1999 - $122,617,000; 2000 - $20,436,000; and
2001 - $27,476,000.

          In November 1995, the Company replaced its secured $50 million bank credit facility with a $100 million bank facility, which matures in January 1999. In April 1996, the Company amended the $100 million bank credit agreement to provide for an expanded commitment totaling $150 million. The additional $50 million is available upon the perfection of liens on additional collateral. All other terms of the original agreement remain substantially the same. Borrowings under the bank facility bear interest at either the bank's prime rate or LIBOR plus tiered spreads based upon the Company's leverage ratios. The bank facility contains various covenants typical of senior secured bank facilities that include restrictions on the incurrence of additional debt and the payment of dividends which are similar to the covenants related to the senior notes. The bank facility contains events of default for breach of these covenants as well as other events of default customary for financing of similar size and nature, including a change in control of the Company.

          Notes payable and the bank facility are collateralized by certain property and equipment with a net book value totaling $461,000,000 and $380,000,000 at December 30, 1995 and December 28, 1996, respectively.

          As of December 28, 1996, the Company has $6,475,000 in standby letters of credit from banks, expiring at various dates through December 2005.

5.  SENIOR NOTES

          In December 1993, the Company issued $200,000,000 of senior notes (the "Notes") due 2003. The Notes are unsecured and bear interest at 9 5/8% payable semi-annually. The Notes contain covenants that include restrictions on the incurrence of additional debt. The Notes also restrict the payment of dividends to 50% of cumulative net income (as defined) plus $7,500,000 plus the aggregate net proceeds received from sale of the Company's common stock to an unrelated party. At December 28, 1996, $179,412,000 is available for the payment of dividends under the terms of the Notes of which $36,888,000 is available from retained earnings.

          The Notes are not redeemable by the Company until December 15, 1998 when they become redeemable at 104.813% of their principal amount, declining ratably to par on and after December 15, 2000, plus accrued interest.

6.  STOCKHOLDERS' EQUITY

          During 1995, the Company's stockholders made a capital contribution of $18,000,000 to provide funds for inn acquisitions. On January 31, 1996, the Company issued 10,000,000 shares of common stock in a public offering (the "Offering") at a price of $16.00 per share. Net proceeds of the Offering were approximately $149 million which were used to repay approximately $128 million of mortgage indebtedness and approximately $21 million was retained for inn acquisitions, conversions, new development and for general corporate purposes.

          In connection with the Offering, $9.6 million in underwriting discounts and commissions were paid to certain underwriters, including an affiliate of MSREF.

          In August 1996, the Company repurchased 500,000 shares of its common stock in the open market for an aggregate purchase price of $6,476,000, or $12.95 per share and placed the shares in treasury. The shares will be used to fulfill the Company's requirements for its stock option and stock purchase plans.

7.   EMPLOYEE AND DIRECTOR STOCK PLANS

          In March 1995, the Company adopted a non-qualified Management Stock Option Plan for certain officers and employees effective as of December 29, 1994. In December 1995, the Company's Board of Directors adopted the Amended and Restated 1994 Management Equity Incentive Plan (the "Plan"). The Plan is administered by the Compensation Committee appointed by the Board of Directors which is comprised of not less than two directors.

          Under the terms of the Plan, awards may be granted in the form of: (i) incentive stock options, which are intended to qualify under Sec. 422 of the Internal Revenue Code of 1986, as amended; (ii) stock options which are not intended to so qualify; (iii) shares of the Company's common stock which will be subject to certain conditions and restrictions ("restricted shares"); or (iv) performance units ("performance units"), which represent the right to receive an amount equal to the value related to the performance units awarded, such as the fair market value of a share of common stock. Awards may be granted by the committee at its discretion to key employees (including officers and directors who are employees) of the Company. The Plan generally provides that the number of shares of common stock with respect to which options, restricted shares and performance units may be granted to any individual employee may not exceed 400,000 during any single fiscal year. The aggregate number of shares of common stock which may be issued under the Plan is 2,400,000 provided that in no event shall more than 10% of the shares of common stock authorized for issuance under the Plan be granted in the form of awards other than options.

          Generally, each option will have a term ending 10 years from the date of grant. Each option will vest and become exercisable on such date or dates and on the basis of other criteria, including without limitation the performance of the Company, as the committee may determine at its discretion and as shall be specified in the option agreement evidencing the grant of such options. The option price is determined by the committee at the time of the grant and may not be less than the fair market value of the shares of common stock on the date of grant (exclusive of the options granted in 1994, which were issued at less than fair market value at the time of the grant.) Options granted in 1994, 1995 and 1996 vest at the rate of 25% per year.

          In October 1995, the Company adopted the 1995 Director Stock Option Plan for directors who are not officers or employees of the Company. The plan is administered by a committee of not less than two directors appointed by the Board of Directors. Any eligible director is automatically granted an initial option to purchase 10,000 shares. Subsequently, following each annual meeting of the stockholders of the Company, each eligible director shall be granted an option to purchase 1,000 shares. The initial option to purchase 10,000 shares vests in equal amounts over a five-year period and future grants vest immediately. The exercise price of the options is based on the fair market value of the common stock on the last trading day prior to the date on which the option is granted. All options expire 10 years after the date of grant. The Company has reserved 60,000 shares under the Plan and, in 1996, granted options to purchase 10,000 shares.

          The following table summarizes option activity for the years presented:

                                                Number                   Option Price                Total
                                              of Shares                Range Per Share           Option Price
                                              ---------                ---------------           ------------
Outstanding January 1, 1994
    Granted                                     410,500                       $5.43            $   2,229,015
                                             ----------                                        -------------
Outstanding December 31, 1994                   410,500                        5.43                2,229,015
    Granted                                     408,200                     5.43 - 16.00           5,417,666
    Canceled                                   (176,000)                    5.43 - 14.13          (1,529,880)
                                             ----------                                        -------------
Outstanding December 30, 1995                   642,700                     5.43 - 16.00           6,116,801
    Granted                                     756,400                    12.63 - 16.00          11,089,920
    Exercised                                   (14,175)                    5.43 - 14.13             (86,758)
    Canceled                                   (117,925)                    5.43 - 14.13            (698,405)
                                             ----------                                        -------------
Outstanding December 28, 1996                 1,267,000                                        $  16,421,558
                                             ==========                                        =============


         At December 31, 1994, December 30, 1995 and December 28, 1996, options exercisable under the Company's stock option plans totaled 102,625; 210,550 and 518,149 shares, respectively, and had a weighted average option price per share of $5.43, $7.66 and $11.51, respectively. For options outstanding at December 28, 1996, the option price per share ranged from $5.43 to $16.00 and the weighted average contractual life of the options was 8.4 years.

         At December 28, 1996, 1,178,825 shares are available for future grants of stock options.

          During 1994, 1995 and 1996, the Company recognized compensation expense in corporate and marketing expenses of $875,000, $488,000 and $339,000, respectively, related to the granting of options in 1994 at less than fair market value at the date of grant. Grants in 1995 and 1996 were issued at fair market value.

         SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company applies APB No. 25 in accounting for its stock-based compensation plans. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for options granted in 1995 and 1996, net income and earnings per share would have been as follows:

                                                         1995           1996
                                                       --------       --------
Net income
----------
  As reported                                          $ 18,322        $ 24,064
                                                       ========        ========
  Pro forma                                            $ 18,107        $ 22,729
                                                       ========        ========

Earnings per share
------------------
  As reported                                          $    .98        $    .87
                                                       ========        ========
  Pro forma                                            $    .97        $    .82
                                                       ========        ========

          The following weighted average assumptions were used in the option pricing model: a risk free interest rate of 7.7% and 6.7% for 1995 and 1996, respectively; an expected life of the options of 7.5 years; no expected dividend yield and a volatility factor of .25. The weighted average per share fair value of the options granted in 1995 and 1996 was $6.91 and $6.59, respectively.

          Due to the inclusion of only 1995 and 1996 option grants, the effects of applying SFAS No. 123 in 1995 and 1996 may not be representative of the pro forma impact in future years.

8.  EMPLOYEE STOCK PURCHASE PLAN

          In December 1995, the Company's Board of Directors adopted the Company's 1996 Employee Stock Purchase Plan (the "stock purchase plan") which is intended to qualify under Sec. 423 of the Internal Revenue Code. The purpose of the stock purchase plan is to provide employees of the Company with an opportunity to acquire or increase a proprietary interest in the Company by applying payroll deductions or contributions to the purchase of shares of the Company's common stock. All employees of the Company are eligible to participate in the stock purchase plan. The purchase price is 85% of the fair market value of the Company's common stock at the beginning of the contribution period, which begins on the last Sunday of January and ends on the last Saturday of the following January of each year (except for 1996 which began on April 1 and ended on January 25, 1997) or, if less, 85% of such fair market value on the last day of the contribution period. The stock purchase plan allows employees to purchase shares through contribution or payroll deductions of up to 10% of base pay, and limits each employee to a purchase of not more than 1,000 shares during any contribution period, and also provides that no employee may purchase in any calendar year shares having a value (determined at the time the right to purchase is granted) in excess of $25,000. The aggregate number of shares of common stock reserved for purchase under the stock purchase plan is 100,000. Such shares may be either authorized by unissued shares or issued shares reacquired by the Company and held as treasury shares.

          In January 1997, the Company sold 48,647 shares of common stock out of treasury to employees at $12.64 per share for the 1996 plan year.

9.   RETIREMENT PLAN

          The Company had a defined benefit pension plan covering all employees except seasonal employees. The benefits are based on years of service, final average compensation and final average compensation in excess of average social security covered compensation at retirement. The Company's funding policy is to contribute annually at least the minimum amount required under the funding standards of ERISA. Plan assets are held by a bank trust company and are invested primarily in fixed income and equity funds. On December 28, 1996, the Company froze the Plan which decreased the Company's projected benefit obligations by $2,500,000 and resulted in a curtailment gain of $286,000. Earned benefits through the date the Plan was frozen will be paid at the employees normal retirement date (as defined).

          The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7% and 7.25% at November 30, 1995 and December 28, 1996, respectively. The increase in the discount rate for 1996 reflects the current market rates for long-term debt investments. The rate of increase in future compensation was 5% and the expected long-term rate of return on assets was 9% for both 1995 and 1996.

          The following table sets forth the plan's funded status as of November 30, 1995 (previous measurement date) and December 28, 1996 and amounts recognized in the financial statements (in thousands):

                                                                         November 30,            December 28,
                                                                             1995                    1996
                                                                             -----                   ----
Actuarial present value of benefit obligations:
    Vested benefit obligation                                             $    5,795                $ 8,005
                                                                          ==========                =======


    Accumulated benefit obligation                                        $    6,203                $ 8,313
                                                                          ==========                =======

    Projected benefit obligation                                          $   (8,192)               $(8,313)
    Plan assets at fair value                                                  5,590                  7,753
                                                                          ----------                -------
          Plan assets less than projected benefit obligation                  (2,602)                  (560)
    Unrecognized prior service cost                                              (26)
    Unrecognized net loss                                                        738
                                                                          ----------                -------
          Sub-total at November 30                                            (1,890)                  (560)
    Pension income(cost) accrual for December                                    (62)                     7
                                                                          ----------                -------
          Pension liability at end of year                                 $  (1,952)               $  (553)
                                                                           =========                =======


                                                                             1994          1995      1996
                                                                            ------        ------    ------
Components of pension cost:
    Service cost                                                           $   632       $   545    $   736
    Interest cost                                                              436           475        588
    Actual return on plan assets                                              (362)         (373)      (543)
    Net amortization and deferral                                               (5)           (5)        52
    Curtailment gain                                                                                   (286)
                                                                           -------       -------    -------
          Pension cost                                                     $   701       $   642    $   547
                                                                           =======       =======    =======


          In addition to the pension plan described above, the Company agreed to establish a supplementary pension plan for the President and Chief Executive Officer. Accordingly, the Company has an additional accrued liability of $41,000 and $85,000 as of December 30, 1995 and December 28, 1996, respectively, related to such supplementary plan.

          The Company intends to adopt an employee 401(k) retirement plan in 1997.

10.   INN RENEWAL PROGRAM

          In 1996, the Company commenced an inn renewal program to refurbish substantially all of its inns. The program is expected to be completed during 1997 at a cost of approximately $55 to $60 million. Included in the program are expenditures to update guest rooms with new carpet, wallcovering, furniture, bedspreads and drapes. Improvements to the exterior of the properties include painting, new signs, improved lighting and additional landscaping. In 1996, the Company spent $10,745,000 related to the inn renewal program, of which $8,194,000 was capitalized and $2,551,000 was expensed. In addition, the Company wrote off assets with a net book value of approximately $7,847,000 that are being disposed of in connection with the program.

11.   CHANGE IN MANAGEMENT EXPENSE

          On June 30, 1995, the Company appointed Francis W. Cash to the position of President, Chief Executive Officer and Director succeeding Jack Van Fossen who had retired. In addition, on June 30, 1995, the Executive Vice President and Chief Financial Officer; Vice President, General Counsel and Secretary; and Vice President and Corporate Counsel terminated their employment with the Company and received severance benefits provided under their respective employment agreements. Accordingly, the Company recorded an expense of $3,142,000 for such severance benefits and certain expenses associated with the employment of new executive officers.

12.   INCOME TAXES

          The components of the provision for income taxes consist of the following (in thousands):

                                                                       1994           1995           1996
                                                                    ---------      ---------       ---------
Federal:
    Current                                                         $   8,427      $   8,340       $   9,304
    Deferred                                                              390          1,612           3,660
                                                                    ---------      ---------       ---------
       Total federal                                                    8,817          9,952          12,964
                                                                    ---------      ---------       ---------
State and local:
    Current                                                             2,135          1,721           2,220
    Deferred                                                              288            843             428
                                                                    ---------      ---------       ---------
       Total state and local                                            2,423          2,564           2,648
                                                                    ---------      ---------       ---------


Total                                                               $  11,240      $  12,516       $  15,612
                                                                    =========      =========       =========

Effective tax rate                                                       40.0 %         40.6 %          39.4 %
                                                                    =========      =========       =========



       The effective tax rate differs from the statutory rate as follows:

Statutory rate                                                           35.0 %         35.0 %          35.0 %
State and local taxes, net of federal tax effect                          5.6            5.4             4.3
Jobs tax credit                                                          (0.5)          (0.2)
Other                                                                    (0.1)           0.4             0.1
                                                                    ---------      ---------       ---------
Total                                                                    40.0 %         40.6 %          39.4 %
                                                                    =========      =========       =========



          The tax effects of significant items comprising the Company's net deferred tax balances are as follows (in thousands):

                                                                               December 30,           December 28,
                                                                                   1995                  1996
                                                                               ------------           ------------
Deferred tax assets:
    Self-insured expenses                                                      $   4,262             $   4,340
    Capital lease obligations                                                      1,047                 1,007
    Other expense accruals                                                         3,234                 1,841
                                                                               ---------             ---------
          Total deferred tax assets                                                8,543                 7,188
                                                                               ---------             ---------
Deferred tax liabilities:
    Goodwill and basis of assets acquired                                          8,292                11,308
    Excess tax over book depreciation and amortization                             3,070                 2,787
                                                                               ---------             ---------
          Total deferred tax liabilities                                          11,362                14,095
                                                                               ---------             ---------
Net deferred tax liability                                                     $   2,819             $   6,907
                                                                               =========             =========

13.   COMMITMENTS AND CONTINGENCIES

          The Company is involved in various claims and legal proceedings arising from the normal course of business. While the ultimate liability, if any, from these proceedings is presently indeterminable, in the opinion of management, these matters should not have a material adverse effect on the consolidated financial statements of the Company.

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The estimated fair values of financial instruments disclosed below as of December 30, 1995 and December 28, 1996 were determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

          The following methods and assumptions were used to estimate the fair value of financial instruments (in thousands); (i) notes payable - the estimated fair value is based on current rates and payment terms offered to the Company and (ii) senior notes - the estimated fair value is based upon a quoted published market price (in thousands):

                                             Carrying Value                          Estimated Fair Value
                                    --------------------------------          ---------------------------------
                                    December 30,        December 28,          December 30,         December 28,
                                       1995                 1996                 1995                  1996
                                    ------------        ------------          ------------         ------------

Notes payable                         $352,234            $292,416              $373,000             $307,000
Senior notes                           200,000             200,000               190,000              199,000


15.   SELECTED QUARTERLY FINANCIAL DATA AND PRO-FORMA SUPPLEMENTAL INFORMATION
                                                       (UNAUDITED)

                                          First            Second                 Third        Fourth              Full
                                         Quarter           Quarter               Quarter       Quarter              Year
                                         -------           -------               -------       -------              ----
                                                           (in thousands, except per share amounts)
1995
----
Revenues                                 $61,558           $76,976               $84,513       $68,398              $291,445
Operating income                           8,969            23,779 (1)            30,780        18,039 (2)            81,567
Net income (loss)                         (2,554)            6,746 (1)            10,927         3,203 (2)            18,322
Net income (loss) per share                 (.14)              .36 (1)               .59           .17 (2)               .98

1996
----
Revenues                                 $68,073           $83,793               $92,535       $73,036              $317,437
Operating income                           9,237  (3)       28,961                33,563         8,827 (4)            80,588
Net income (loss)                         (1,311) (3)       11,387                14,029           (41)(4)            24,064
Net income (loss) per share                 (.05) (3)          .40                   .50           .00 (4)               .87


(1) Operating income and net income were reduced by a non-recurring expense relating to a change in management of $2,827 and $1,696 ($.09 per share), respectively.

(2) Operating income and net income were reduced by $975 and $579 ($.03 per share), respectively, due to loss from demolition of one building containing 55 rooms located in Jackson, Mississippi.

(3) Operating income was reduced and net loss was increased by a non-recurring expense related to a SFAS No. 121 adjustment to recognize impairment of fixed assets of $450 and $269 ($.01 per share), respectively.

(4) Operating income and net income were reduced by non-recurring expenses related to the inn renewal program of $10,398 and $6,212 ($.23 per share), respectively.


         The following pro-forma supplemental information, which is presented for purposes of facilitating meaningful comparisons to ongoing operations and to other companies, summarizes the results of operations of the Company, adjusted on a pro-forma basis to reflect (a) the effect of the Offering, as if the Offering had occurred at the beginning of each year being presented and (b) the elimination of certain non-recurring expenses.

                                                                                   1995               1996
                                                                               ----------          ----------
Pro-forma information including supplemental adjustments:
    Operating income                                                           $  84,709             $ 91,436
    Net income                                                                    25,716               31,335
    Net income per share                                                             .90                 1.10

          Operating income and net income as reported in the Company's consolidated financial statements are reconciled to the respective amounts in the preceding table as follows:

                                                              1995                                1996
                                                    -----------------------            ------------------------
                                                    Operating          Net              Operating          Net
                                                      Income         Income              Income          Income

As reported                                         $81,567        $18,322               $80,588         $24,064
Pro-forma and supplemental
adjustments:
    Change in management expense                      3,142          1,873
    Asset impairment charge                                                                  450             269
    Inn renewal program                                                                   10,398           6,212
    Interest expense adjustment for
      the Offering                                                   5,521                                   790
                                                    --------      --------               -------        --------

As adjusted                                         $84,709        $25,716               $91,436         $31,335
                                                    ========       ========               =======        ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

The information in the proxy statement for the Company's 1997 annual meeting of stockholders under the headings "Election of Directors," "Compensation of Directors," "Executive Officers" and "Section 16 (a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information in the proxy statement for the Company's 1997 annual meeting of stockholders under the heading "Executive Compensation" is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the proxy statement for the Company's 1997 annual meeting of stockholders under the heading "Principal Holders of Voting Securities" is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the proxy statement for the Company's 1997 annual meeting of stockholders under the headings "Election of Directors," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

     (1)          Financial Statements

                  -    Independent Auditors' Report of the Company.

                  - Consolidated Balance Sheets of the Company as of December 30, 1995 and December 28, 1996.

                  - Consolidated Statements of Income of the Company for the years ended December 31, 1994, December 30, 1995 and December 28, 1996.

                  - Consolidated Statements of Stockholders' Equity of the Company for the years ended December 31, 1994, December 30, 1995 and December 28, 1996.

                  - Consolidated Statements of Cash Flows of the Company for the years ended December 31, 1994, December 30, 1995 and December 28, 1996.

                  -    Notes to Consolidated Financial Statements of the
                       Company.

     (2)          Financial Statement Schedules

                  The financial statement schedules listed below are included in the pages following.

                  - Financial Statement Schedule II, Valuation and Qualifying Accounts, For The Years Ended December 31, 1994, December 30, 1995 and December 28, 1996.

                        Schedules other than those mentioned above are omitted because the conditions requiring their inclusion in this document do not exist or because the information is given in the financial statements or notes thereto.

     (3)          The following exhibits are filed as a part of this report:

          2.1 - The Merger Agreement dated as of August 12, 1993, as amended, among the Company, MSREF and the Trueman Trust (incorporated by reference to Exhibit 2.01 to the Company's Registration Statement on Form S-1, File No. 33-76848).

       3.01 - Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).

       3.02 - Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.02 to the Company's Registration Statement on Form S-1, File No. 33-97914).

       4.01 - Form of certificate representing shares of Common stock, par value $.01 per share (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-1, File No. 33-97914).

      10.01 - Indenture, dated as of December 17, 1993, from the Company to The Bank of New York, as Trustee (incorporated by reference to
              Exhibit 4.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

  *   10.02 - Employment Agreements between the Company and Messrs. Campbell and Tallis (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

  *   10.03 - Employment Agreement between the Company and Mr. Cash
              (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the 26 weeks ended
              July 1, 1995).

      10.04 - Loan Agreement, dated as of November 9, 1995, between the
              Company and Huntington National Bank and a bank group (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the 39 weeks ended September 30,
              1995).

      10.05 - First, Second and Third Amendments dated November 21, 1995, December 12, 1995 and April 16, 1996, respectively, to Loan Agreement, dated as of November 9, 1995, between the Company and Huntington National Bank and a bank group (incorporated by reference to Exhibits 10.01, 10.02 and 10.03 to the Company's Quarterly Report on Form 10-Q for the 13 weeks ended March 30,
              1996).

      10.06 - Fourth Amendment dated June 27, 1996 to Loan Agreement, dated as of November 9, 1995, between the Company and Huntington National Bank and a bank group (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report of Form 10-Q for the 26 weeks ended June 29, 1996).

  *   10.07 - 1995 Director Stock Option Plan (incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the 39 weeks ended September 30, 1995).

      10.08 - Shareholders Agreement among the Company and all its shareholders, dated as of April 6, 1994 (incorporated by reference to Exhibit 10.07 to the Company's Registration Statement on Form S-1, File No. 33-97914).

      10.09 - Amendment No. 1 to Shareholders Agreement among the Company and all its shareholders (incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).

  *   10.10 - Form of 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.09 to the Company's Registration Statement on Form S-1, File No. 33-97914).

  *   10.11 - Form of Amended and Restated 1994 Management Equity Incentive
              Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 33-97914).

  *   10.12 - Employment Agreement between the Company and Mr. Chichester
              (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).

  *   10.13 - 1996 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.04 to the Company's Quarterly Report of Form 10-Q for the 13 weeks ended March 30, 1996).

      11.01 - Statement re computation of per share earnings.

      12.01 - Statement re computation of ratios.

      23.00 - Consent of Deloitte & Touche LLP.

  *   Executive plans and arrangements required to be filed pursuant to
      Item 601 (b) (10) of Regulation S-K.

(b)   Reports on Form 8-K:

            No reports on Form 8-K were filed for the last quarter of the reporting period.

(c)   Exhibits:

            The exhibits are submitted following the signatures.

(d)   Financial Statement Schedules:

            The financial statement schedules and the independent auditor's report thereon are submitted following the signatures.

SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, RED ROOF INNS, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 25TH DAY OF MARCH 1997.

                                   RED ROOF INNS, INC.

                                   By  /s/ Francis W. Cash
                                      -----------------------------------------
                                   Name:  Francis W. Cash
                                   Title:  Chairman of the Board, President,
                                           Chief Executive Officer and Director

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF RED ROOF INNS, INC. AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   SIGNATURE                           TITLE                                          DATE
                   ---------                           -----                                          ----

/s/ Francis W. Cash                         Chairman of the Board, President,                     March 25, 1997
--------------------------------------      Chief Executive Officer and Director
Francis W. Cash

/s/ David N. Chichester                     Executive Vice President, Chief Financial Officer     March 25, 1997
--------------------------------------      and Director
David N. Chichester

/s/ James M. Allwin                         Director                                              March 25, 1997
--------------------------------------
James M. Allwin

/s/ Thomas E. Dobrowski                     Director                                              March 25, 1997
--------------------------------------
Thomas E. Dobrowski

/s/ C. William Hosler                       Director                                              March 25, 1997
--------------------------------------
C. William Hosler

/s/ William M. Lewis, Jr.                   Director                                              March 25, 1997
--------------------------------------
William M. Lewis, Jr.

/s/ Edward D. Powers                        Director                                              March 25, 1997
--------------------------------------
Edward D. Powers

/s/ Judith A. Rogala                        Director                                              March 25, 1997
--------------------------------------
Judith A. Rogala

/s/ Owen D. Thomas                          Director                                              March 25, 1997
--------------------------------------
Owen D. Thomas



                                                                                                              SCHEDULE II

                      RED ROOF INNS, INC. AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                    Balance at     Charged to     Charged to     Deductions      Balance at
                   Description                       Beginning      Costs and        Other          from             End
                   ------------                      of Period       Expenses       Accounts      Reserves        of Period
                                                     ---------       --------       --------      --------        ---------
YEAR ENDED DECEMBER 28, 1996
      Allowance for doubtful accounts                  $   490        $   368        $           $  (438)(1)     $     420
                                                       =======        =======        ======       ======         =========


YEAR ENDED DECEMBER 30, 1995
      Allowance for doubtful accounts                  $   259        $   467        $           $  (236)(1)     $     490
                                                       =======        =======        ======       ======         =========

YEAR ENDED DECEMBER 31, 1994

      Allowance for doubtful accounts                   $    0        $   355        $           $   (96)(1)     $     259
                                                        ======        =======        ======       ======         =========


(1)   Uncollectible accounts written off, net of amounts recovered.


          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Stockholders of
 Red Roof Inns, Inc.

          We have audited the consolidated financial statements of Red Roof Inns, Inc. and its subsidiaries as of December 30, 1995 and December 28, 1996 and for each of the three years in the period ended December 28, 1996 and have issued our report thereon dated February 10, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Red Roof Inns, Inc. and its subsidiaries listed in Item
14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Columbus,  Ohio
February 10, 1997

                                  EXHIBIT INDEX

Exhibit
   No.                            Description
-------                           -----------

11.01                Statement re computation of per share earnings

12.01                Statement re computation of ratios.

23.00                Consent of Deloitte & Touche LLP