Form 10-Q
period 1997-03-29
RED ROOF INNS INC
filed 1997-05-12
CIK 920941

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 29, 1997.

                                       or

[ ] TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (614)876-3200

                              --------------------


       Number of shares of Common Stock outstanding at March 29, 1997:

                                   28,456,191

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

YES      X            NO
     ---------              ----------

                         PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

          The accompanying unaudited condensed consolidated financial statements of Red Roof Inns, Inc. ("Red Roof" or the "Company"), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations or results for other interim periods. All material intercompany transactions and balances between Red Roof Inns, Inc. and it subsidiaries have been eliminated in consolidation. These consolidated condensed financial statements should be read in conjunction with the Company's 1996 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

                               RED ROOF INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 28, 1996 AND MARCH 29, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        DECEMBER 28,   MARCH 29,
                                                            1996         1997
                                                        ------------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $ 19,659       $ 15,643
  Receivables                                              10,977         14,955
  Supplies and other                                       13,863         14,286
                                                         --------       --------
          Total current assets                             44,499         44,884

PROPERTY AND EQUIPMENT:
  Land                                                    145,177        146,910
  Buildings and improvements                              562,366        564,655
  Furniture, fixtures and equipment                        71,070         84,334
  Construction in progress                                 28,692         40,566
                                                         --------       --------
          Total property and equipment                    807,305        836,465
  Less accumulated depreciation and amortization           71,283         78,878
                                                         --------       --------
          Property and equipment - net                    736,022        757,587

OTHER ASSETS:
  Goodwill, net of accumulated amortization                72,446         71,880
  Deferred loan fees and other - net                       14,660         16,304
                                                         --------       --------
          Total other assets                               87,106         88,184
                                                         --------       --------

TOTAL                                                    $867,627       $890,655
                                                         ========       ========
















                 See notes to consolidated financial statements.

                                                                      DECEMBER 28,     MARCH 29,
                                                                         1996             1997
                                                                      ------------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $  13,984        $  16,796
  Accrued expenses                                                        21,210           24,735
  Current maturities of long-term debt                                    12,020           12,724
                                                                       ---------        ---------
          Total current liabilities                                       47,214           54,255

LONG-TERM DEBT (LESS CURRENT MATURITIES):
  Mortgage notes payable and obligations under capital leases            208,008          204,601
  Bank facility                                                           76,150           96,400
  Senior unsecured notes                                                 200,000          200,000
                                                                       ---------        ---------
          Total long-term debt                                           484,158          501,001

OTHER LONG-TERM LIABILITIES                                               17,156           18,640

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000 shares authorized, no shares outstanding
  Common stock, $.01 par value; 100,000 shares authorized,
    shares issued:  1996 - 28,412, 1997 - 28,456                             284              285
  Additional paid-in capital                                             266,516          267,107
  Less treasury stock, at cost: 1996 - 500 shares, 1997 - 451 shares      (6,476)          (5,846)
  Retained earnings                                                       58,775           55,213
                                                                       ---------        ---------
          Total stockholders' equity                                     319,099          316,759
                                                                       ---------        ---------

TOTAL                                                                  $ 867,627        $ 890,655
                                                                       =========        =========













                 See notes to consolidated financial statements.

                               RED ROOF INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THIRTEEN WEEKS ENDED MARCH 30, 1996 AND MARCH 29, 1997
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THIRTEEN WEEKS ENDED
                                                           ---------------------
                                                           MARCH 30,   MARCH 29,
                                                             1996        1997
                                                           --------    --------

REVENUES                                                   $ 68,073    $ 72,694

OPERATING EXPENSES:
  Direct room                                                41,123      42,653
  Depreciation and amortization                               7,262       8,327
  Corporate and marketing                                    10,451      11,593
  Inn renewal program                                                     4,771
                                                           --------    --------
          Total operating expenses                           58,836      67,344
                                                           --------    --------

OPERATING INCOME                                              9,237       5,350

INTEREST EXPENSE - NET                                      (11,436)    (11,213)
                                                           --------    --------

LOSS BEFORE INCOME TAXES                                     (2,199)     (5,863)

INCOME TAX CREDIT                                               888       2,301
                                                           --------    --------

NET LOSS                                                   $ (1,311)   $ (3,562)
                                                           ========    ========

NET LOSS PER SHARE                                         $  (0.05)   $  (0.13)
                                                           ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING                          24,989      27,978
                                                           ========    ========

--------------------------------------------------------------------------------

PRO-FORMA INFORMATION INCLUDING SUPPLEMENTAL ADJUSTMENTS

  OPERATING INCOME                                         $  9,687    $ 10,121
                                                           ========    ========

  NET LOSS                                                 $   (255)   $   (663)
                                                           ========    ========

  NET LOSS PER SHARE                                       $  (0.01)   $  (0.02)
                                                           ========    ========





                 See notes to consolidated financial statements.

                               RED ROOF INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THIRTEEN WEEKS ENDED MARCH 30, 1996 AND MARCH 29, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THIRTEEN WEEKS ENDED
                                                                    ----------------------
                                                                    MARCH 30,    MARCH 29,
                                                                      1996        1997
                                                                    ---------    --------
CASH FLOWS FROM OPERATIONS:
 Net loss                                                          $  (1,311)   $ (3,562)
 Adjustments to reconcile net loss to net cash provided
      by operations:
      Depreciation and amortization                                     7,186       8,128
      Amortization of goodwill                                            566         566
      Deferred income taxes                                               149         104
 Change in assets and liabilities:
      Receivables                                                      (2,966)     (3,978)
      Supplies and other                                                  388         434
      Accounts payable                                                  1,299       1,126
      Accrued expenses                                                  3,684       4,048
                                                                    ---------    --------
          Net cash provided by operations                               8,995       6,866
                                                                    ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                             (21,910)    (27,474)
  Change in other assets                                                 (475)     (2,177)
                                                                    ---------    --------
         Net cash used by investing activities                        (22,385)    (29,651)
                                                                    ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable and bank facility               31,800      69,950
  Principal reduction in mortgage notes payable and bank facility    (160,805)    (52,403)
  Issuance of common stock                                            148,596       1,222
  Other                                                                  (125)
                                                                    ---------    --------
          Net cash provided by financing activities                    19,466      18,769
                                                                    ---------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    6,076      (4,016)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        4,427      19,659
                                                                    ---------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  10,503    $ 15,643
                                                                    =========    ========










                 See notes to consolidated financial statements.

-----------------------------------------
RED ROOF INNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 1996 AND MARCH 29, 1997 (UNAUDITED)

1.    GENERAL

         The condensed consolidated financial statements include the accounts of Red Roof Inns, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

         At March 30, 1996 and March 29, 1997, the Company operated 234 inns and 249 inns, respectively.

         Unaudited interim results for the thirteen weeks ended March 30, 1996 and March 29, 1997 contain all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of interim financial position and results of operations for such periods. The results are not necessarily indicative of the results for any other interim period or the full fiscal year.

2.       LONG-TERM DEBT

         As of March 29, 1997, $53.6 million was available for borrowing (including $50 million available upon perfection of liens on additional collateral) under the Company's $150 million bank credit facility.

3.       STOCKHOLDERS' EQUITY

         On January 31, 1996, the Company issued 10,000,000 shares of common stock in a public offering (the "Offering") at a price of $16.00 per share. Net proceeds of the Offering were approximately $149 million, which were used to repay approximately $128 million of mortgage indebtedness. Approximately $21 million was retained for inn acquisitions, conversions, new development and for general corporate purposes.

         In connection with the sale of the common stock, $9.6 million in underwriting discounts and commissions were paid to certain underwriters, including an affiliate of The Morgan Stanley Real Estate Fund which, together with affiliates, beneficially owns a majority of the outstanding common stock of the Company.

         In January 1997, the Company sold 48,647 shares of common stock out of treasury to employees at $12.64 per share under the Employee Stock Purchase Plan for the 1996 plan year.

         In March 1997, the Company granted options to a certain employee under the Company's Management Stock Option Plan to purchase 25,000 shares at $15.88. The options vest at the rate of 25% per year.

         During the thirteen week period ended March 29, 1997, options were exercised for 44,316 shares at prices ranging from $5.43 to $16.00 per share under the Company's Management Stock Option Plan. In connection with the termination of the employment of certain plan participants, 19,000 options awarded under the Plan lapsed.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which will require retroactive adoption in the Company's 1997 fiscal year. The new standard simplifies the computation of earnings per share and requires the presentation of basic and diluted earnings per share. Due to the Company's net loss in the thirteen weeks ended March 30, 1996 and March 29, 1997, SFAS No. 128 had no impact on the Company's loss per share for such periods.

         In February 1997, the Board of Directors authorized the Company to repurchase up to 500,000 of its common shares, at prices not to exceed $18.00 per share, either in the open market or in privately negotiated transactions. No shares were repurchased during the thirteen weeks ended March 29, 1997.

4.       INN RENEWAL PROGRAM

         The Company continued its inn renewal program to refurbish more than 85% of its inns. The program is expected to be completed mid-year 1997 at a total cost of approximately $55 to $60 million. For the thirteen week period ended March 29, 1997, the Company spent $17.9 million related to the inn renewal program, of which $13.1 million was capitalized and $4.8 million was expensed. Costs incurred through March 29, 1997 related to the inn renewal program totaled $28.6 million.

5.       SUPPLEMENTAL CASH  FLOW INFORMATION

         For the thirteen weeks ended March 30, 1996 and March 29, 1997, interest payments were $7,196,000 and $6,807,000, respectively, and interest capitalized for the corresponding periods was $598,000 and $513,000, respectively. Income tax payments for the thirteen week periods in 1996 and 1997 were $538,000 and $205,000, respectively. Capital expenditures included in accounts payable at March 29, 1997 and December 28, 1996 totaled $8,867,000 and $7,181,000, respectively.

6.       PRO-FORMA INFORMATION INCLUDING SUPPLEMENTAL ADJUSTMENTS

         The following pro-forma supplemental information, which is presented for purposes of facilitating meaningful comparisons to ongoing operations and to other companies, summarizes the results of operations of the Company, adjusted on a pro-forma basis to reflect (a) the effect of the Offering, as if the Offering had occurred at the beginning of 1996 and (b) the elimination of certain non-recurring expenses.

                                                                                      Thirteen Weeks Ended
                                                                                 -------------------------------
                                                                                 March 30,             March 29,
                                                                                   1996                  1997
                                                                                 ---------             ---------
Pro-forma information including supplemental adjustments:
    Operating income                                                             $  9,687              $10,121
    Net loss                                                                         (255)                (663)
    Net loss per share                                                               (.01)                (.02)

          Operating income and net loss as reported in the Company's consolidated financial statements are reconciled to the respective amounts in the preceding table as follows:


                                            Thirteen Weeks Ended   Thirteen Weeks Ended
                                               March 30, 1996        March 29, 1997
                                             -------------------   -------------------
                                             Operating     Net     Operating      Net
                                              Income      Loss      Income       Loss
As reported                                  $ 9,237    $ (1,311)  $   5,350   $(3,562)
Pro-forma and supplemental adjustments:
    Asset impairment charge                      450        268
    Inn renewal program                                                4,771     2,899
    Interest expense adjustment for
      the Offering                                          788
                                             -------    -------    ----------  -------

As adjusted                                  $ 9,687    $  (255)   $   10,121  $  (663)
                                             =======    =======    ==========  =======


7.       SUBSEQUENT EVENT

         The Company has a commitment to refinance its $150 million bank credit facility with a $250 million bank credit facility and expects to execute the credit agreement by the end of May 1997, although there can be no assurance that such refinancing will be completed. In connection with the refinancing, the Company will recognize an extraordinary charge against income of $746,000, net of tax, ($.03 per share) in the thirteen week period ended June 28, 1997 related to the write-off of unamortized loan costs on the $150 million credit facility.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

RESULTS OF OPERATIONS
---------------------

         The principal factors affecting Red Roof Inns' results are: occupancy and room rates, continued growth in the number of inns, the Company's ability to manage expenses, the level of competition and seasonality. Demand, and thus occupancy, is affected by normally recurring seasonal patterns and, in most locations, is lower in the winter and early spring months than the balance of the year. Historically, revenues have been lower in the first quarter than in other quarters and the Company has consistently incurred net losses in the first quarter.

         Unless otherwise indicated, inn data presented in this report is based on the 223 inns (the "Comparable Inns") that the Company owned and operated at the beginning of the fiscal year following four successive quarters as open operating fully renovated or constructed properties. The Company believes that the remaining 26 inns acquired or constructed (the "Inns in Stabilization") have not been operated by the Company for a sufficient period to provide meaningful period-to-period comparisons. At the acquired inns, the Company has closed a significant number of rooms and, therefore, the average daily room rates and occupancy for these inns are not comparable to a stabilized Red Roof inn. Newly acquired and constructed inns historically begin with lower occupancy and average daily rates which improve over time as these inns implement the Company's operating policies and procedures and become integrated into the Company's central reservation system.

         During the first quarter, the average daily rate ("ADR") increased $3.50, or 8.5%, from $41.11 per occupied room in 1996 to $44.61 per occupied room in 1997. Occupancy decreased from 70.0% in the first quarter of 1996 to 62.6% for the comparable period in 1997. Revenue per available room ("REVPAR") decreased $.85, or 3.0%, from $28.78 in 1996 to $27.93 in 1997. The Company attributes the decline in occupancy and REVPAR to aggressive price increases early in the quarter, to low occupancies due to the New Year's holiday falling on a Wednesday, Easter weekend falling in the first quarter of 1997 versus the second quarter of 1996 and to a significant reduction in demand for hotel rooms in the Atlanta and Texas markets where approximately 10% of the Company's property are located. The Company believes that the decrease in the Atlanta market is due to the high demand generated in 1996 related to preparation for the Summer Olympic Games while the decrease in the Texas market is due to an increase in room supply. The Company adjusted its prices at mid-quarter and, accordingly, has begun to see positive results in both occupancy and REVPAR.

         The Company opened one inn during the first quarter of 1997, increasing the total number of inns operating at March 29, 1997 to 249. At March 30, 1996, 234 inns were in operation.

         THIRTEEN WEEKS ENDED MARCH 29, 1997 COMPARED TO THIRTEEN WEEKS
         --------------------------------------------------------------
                              ENDED MARCH 30, 1996
                              --------------------

         The Company's revenues are principally derived from room rentals. Revenues increased $4.6 million, or 6.8%, from $68.1 million in 1996 to $72.7 million in 1997. Revenues for the 223 Comparable Inns decreased approximately $1.7 million from 1996 to 1997 however revenues increased approximately $6.3 million for the Inns in Stabilization, of which approximately $5.1 million resulted from increasing the number of inns from 234 in 1996 to 249 in 1997.

         Direct room expenses include salaries, wages, utilities, repairs and maintenance, property taxes, billboard and local advertising, room supplies and security. Direct room expenses increased $1.6 million, or 3.9%, from $41.1 million in 1996 to $42.7 million in 1997. The expenses increased primarily because of the addition of new inns and generally higher salary and wage expenses. As a percentage of revenues, direct room expense decreased from 60.4% in 1996 to 58.7% in 1997 primarily due to savings in routine repairs and maintenance as a result of the inn renewal program.

         Gross operating profit increased $3.0 million, or 11.1%, from $27.0 million in 1996 to $30.0 million in 1997 primarily as a result of a reduction in operating expense margins and an increase in the number of inns. As a percentage of room revenues, gross operating profit was 39.6% in 1996 and 41.3% in 1997.

         Depreciation and amortization increased $1.0 million from $7.3 million in 1996 to $8.3 million in 1997. The increase primarily reflects depreciation of inns acquired during 1996. In addition, 1996 includes a non-recurring charge of $.5 million related to fixed asset impairments.

         Corporate and marketing expenses include the cost of general management, training and field supervision of inn managers, development, marketing and administrative expenses. Corporate and marketing expenses increased $1.1 million, or 10.9%, from $10.5 million in 1996 to $11.6 million in 1997. The increase consists primarily of increases in marketing production, media and promotional expenses, which were partially offset by lower travel expenses. As a percentage of revenue, corporate and marketing expenses were 15.4% and 15.9% in 1996 and 1997, respectively.

         In the fourth quarter of 1996, the Company commenced a chainwide inn renewal program to refurbish more than 85% of its inns. The Company incurred expenses of $4.8 million in 1997 associated with the inn renewal program.

         Interest expense decreased $.2 million, or 2%, from $11.4 million in 1996 to $11.2 million in 1997 primarily because of the retirement of $128 million of debt out of the proceeds from the Offering which was offset by increased borrowings on the line of credit related to acquisitions and the inn renewal program.

         The effective income tax rates for 1996 and 1997 were 40.4% and 39.3%, respectively. The decline in the 1997 effective tax rate is due to an anticipated reduction in state and local taxes.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

GENERAL

         Cash and cash equivalents decreased approximately $4.0 million from $19.7 million on December 28, 1996 to $15.7 million on March 29, 1997. Total debt outstanding increased approximately $17.5 million from $496.2 million on December 28, 1996 to $513.7 million on March 29, 1997. Total debt includes $76.2 million and $96.4 million outstanding under the bank revolving credit facility as of December 28, 1996 and March 29, 1997, respectively. As of March 29, 1997, $53.6 million was available for borrowing (including $50 million available upon perfection of liens on additional collateral) under the Company's $150 million bank credit facility.

         The Company has a commitment to refinance its $150 million bank credit facility with a $250 million bank credit facility and expects to execute the credit agreement by the end of May 1997, although there can be no assurance that such refinancing will be completed. In connection with the refinancing, the Company will recognize an extraordinary charge against income of $746,000, net of tax, ($0.3 per share) in the thirteen week period ended June 28, 1997 related to the write-off of unamortized loan costs on the $150 million bank credit facility.

         Management anticipates that its working capital needs will be financed by internally generated cash and the bank credit facility.

CAPITAL EXPENDITURES

         The Company continued its inn renewal program to refurbish substantially all of its inns. For the thirteen week period ended March 29, 1997, the Company spent approximately $13.1 million for such capital improvements and expects to spend approximately $21 million to complete the refurbishment.

         For the thirteen week period ended March 29, 1997, the Company spent $3.5 million in connection with normal recurring capital maintenance improvements to existing inns, corporate facilities and equipment and expects to spend a total of approximately $8 million for such capital maintenance improvements through the end of the year. Additionally, the Company is completing renovation of properties and construction sites acquired since 1995. In connection with the renovations and improvements of these properties, the Company has spent $8.7 million during the thirteen week period ended March 29, 1997, and expects to spend a total of approximately $30 million through the end of the year.

         During the thirteen week period ended March 29, 1997, the Company acquired two construction sites for an aggregate cost, including construction costs of $2.2 million. Management expects to spend a total of approximately $9 million for improvements to these properties over the next 18 months.

          Currently, the Company has 10 construction sites under contract to purchase, which are subject to the satisfactory completion of due diligence, for an estimated total cost of approximately $7 million. Management expects to spend approximately $54 million to construct inns on these sites. There is no assurance that these contracts to purchase will result in an acquisition by the Company.

          Management expects to fund the Company's capital expenditures associated with improvements to the Comparable Inns and Inns in Stabilization from cash flow from operations and from borrowings under the bank credit facility. Expenditures for new construction, acquisitions and renovations will be financed from these sources, together with available cash.

HISTORICAL CASH FLOWS

          Cash provided by operations decreased $2.1 million from $9.0 million in 1996 to $6.9 million in 1997, because of an increase in the net loss for 1997 compared to 1996, which was primarily the result of a non-recurring cash expense in 1997 related to the inn renewal program.

          Net cash used by investing activities increased $7.3 million from $22.4 million in 1996 to $29.7 million in 1997, primarily due to expenditures for acquisitions, renovations and construction activities associated with the Company's expansion program. Expenditures for property and equipment in 1997 include the acquisition of two development sites for a total cost of $2.2 million and $8.7 million related to renovations and improvements on 17 properties and 18 development sites which have been acquired or under construction since 1995.

          Net cash provided by financing activities decreased $.7 million from $19.5 million in 1996 to $18.8 million in 1997, primarily as the result of borrowings under the bank facility to fund the Company's expansion program. Cash flow from financing activities in 1996 primarily resulted from proceeds from the Offering, net of the retirement of debt.

EBITDA

          EBITDA is operating income plus the sum of interest income, other income, depreciation and amortization. EBITDA decreased $3.0 million from $16.8 million in 1996 to $13.8 million in 1997. EBITDA in 1997 includes a non-recurring expense of $4.8 million related to the inn renewal program. Had such non-recurring expense not been incurred, EBITDA would have been $18.6 million in 1997. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt.

FORWARD - LOOKING STATEMENTS

          This Form 10-Q includes certain forward looking statements, including without limitation statements concerning the expected time of completion of the inn renewal program, the expected completion of the refinancing of the Company's bank credit facility, financing of the Company's working capital needs and expected capital expenditures in connections with the inn renewal program, improvements to existing properties, renovations and improvements of newly acquired properties and construction sites and the purchase of and construction on sites under contract to purchase. Any forward-looking statements contained in this Form 10-Q or any other reports or documents prepared by the Company or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance: economic conditions, both national and regional; oversupply of hotel rooms; competition; expansion into new markets; pricing and availability of construction materials; changes in interest rates; availability of financing; and changes in federal, state and local government regulations pertaining to building requirements and environmental matters. For a more detailed discussion of these factors, please refer to the section entitled "Managment's Discussion and Analysis of Results of Operations and Financial Condition -- Forward-Looking Statements; Certain Factors Affecting Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION
--------------------------

          None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

          (a)  Exhibits:
                 Ex - 27     Financial Data Schedule

          (b) Reports on Form 8-K.

          No reports on Form 8-K required to be reported herein were filed during the thirteen weeks ended March 29, 1997.

                                    SIGNATURE

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  RED ROOF INNS, INC.
                                                  ------------------------------
                                                           (Registrant)

Date  05/12/97                                    /s/ David N. Chichester
      ------------                                ------------------------------
                                                  David N. Chichester
                                                  Executive Vice President and
                                                  Chief Financial Officer