Form 10-Q
period 1997-06-28
RED ROOF INNS INC
filed 1997-08-12
CIK 920941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 28, 1997

                                       or

/ / TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to
                                      --------------    -----------------

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

                              --------------------

          Number of shares of Common Stock outstanding at June 28, 1997

                                   28,479,054

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

YES    X    NO
    -------    -------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Red Roof Inns, Inc. ("Red Roof" or the "Company"), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations or results for other interim periods. All material intercompany transactions and balances between Red Roof Inns, Inc. and its subsidiaries have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1996 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

                               RED ROOF INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 28, 1996 AND JUNE 28, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        DECEMBER 28,    JUNE 28,
                                                           1996           1997
                                                         --------       --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $ 19,659       $ 10,915
  Receivables                                              10,977         12,834
  Supplies and other                                       13,863         14,096
                                                         --------       --------
          Total current assets                             44,499         37,845

PROPERTY AND EQUIPMENT:
  Land                                                    145,177        150,134
  Buildings and improvements                              562,366        570,076
  Furniture, fixtures and equipment                        71,070         99,683
  Construction in progress                                 28,692         54,488
                                                         --------       --------
          Total property and equipment                    807,305        874,381
  Less accumulated depreciation and amortization           71,283         86,128
                                                         --------       --------
          Property and equipment - net                    736,022        788,253

OTHER ASSETS:
  Goodwill, net of accumulated amortization                72,446         71,313
  Deferred loan fees and other - net                       14,660         16,150
                                                         --------       --------
          Total other assets                               87,106         87,463
                                                         --------       --------
TOTAL                                                    $867,627       $913,561
                                                         ========       ========

                 See notes to consolidated financial statements.

                                                                          DECEMBER 28,       JUNE 28,
                                                                              1996             1997
                                                                           ---------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $  13,984        $  12,153
  Accrued expenses                                                            21,210           23,044
  Current maturities of long-term debt                                        12,020           12,579
                                                                           ---------        ---------
          Total current liabilities                                           47,214           47,776

LONG-TERM DEBT (LESS CURRENT MATURITIES):
  Mortgage notes payable and obligations under capital leases                208,008          201,416
  Bank facility                                                               76,150          118,500
  Senior unsecured notes                                                     200,000          200,000
                                                                           ---------        ---------
          Total long-term debt                                               484,158          519,916

OTHER LONG-TERM LIABILITIES                                                   17,156           19,828

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000 shares authorized, no shares outstanding
  Common stock, $.01 par value; 100,000 shares authorized,
    shares issued:  1996 - 28,412, 1997 - 28,479                                 284              285
  Additional paid-in capital                                                 266,516          267,422
  Less treasury stock, at cost: 1996 - 500 shares, 1997 - 451 shares          (6,476)          (5,846)
  Retained earnings                                                           58,775           64,180
                                                                           ---------        ---------
          Total stockholders' equity                                         319,099          326,041
                                                                           ---------        ---------
TOTAL                                                                      $ 867,627        $ 913,561
                                                                           =========        =========

                 See notes to consolidated financial statements.

                               RED ROOF INNS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JUNE 29,1996 AND JUNE 28,1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                               --------------------------        --------------------------
                                                                JUNE 29,         JUNE 28,         JUNE 29,         JUNE 28,
                                                                 1996             1997              1996             1997
                                                               ---------        ---------        ---------        ---------
REVENUES                                                       $  83,793        $  92,256        $ 151,865        $ 164,950

OPERATING EXPENSES:
  Direct room                                                     37,077           40,115           75,620           80,153
  Depreciation and amortization                                    7,009            8,372           14,271           16,699
  Corporate                                                        7,335            7,079           14,189           14,529
  Marketing                                                        3,411            4,670            9,587           11,428
  Inn renewal program                                                               4,770                             9,541
                                                               ---------        ---------        ---------        ---------
        Total operating expenses                                  54,832           65,006          113,667          132,350
                                                               ---------        ---------        ---------        ---------
OPERATING INCOME                                                  28,961           27,250           38,198           32,600

INTEREST EXPENSE - NET                                            (9,861)         (11,262)         (21,297)         (22,475)
                                                               ---------        ---------        ---------        ---------
INCOME  BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                                            19,100           15,988           16,901           10,125

INCOME TAX EXPENSE                                                (7,713)          (6,275)          (6,825)          (3,974)
                                                               ---------        ---------        ---------        ---------
INCOME BEFORE EXTRAORDINARY ITEM                                  11,387            9,713           10,076            6,151

EXTRAORDINARY ITEM                                                                   (746)                             (746)
                                                               ---------        ---------        ---------        ---------
NET INCOME                                                     $  11,387        $   8,967        $  10,076        $   5,405
                                                               =========        =========        =========        =========
EARNINGS PER SHARE BEFORE
EXTRAORDINARY ITEM                                             $    0.40        $    0.34        $    0.37        $    0.22
                                                               =========        =========        =========        =========
EARNINGS PER SHARE                                             $    0.40        $    0.32        $    0.37        $    0.19
                                                               =========        =========        =========        =========
WEIGHTED AVERAGE SHARES OUTSTANDING                               28,625           28,202           26,985           28,182
                                                               =========        =========        =========        =========
----------------------------------------------------------------------------------------------------------------------------
PRO FORMA INFORMATION INCLUDING SUPPLEMENTAL ADJUSTMENTS

OPERATING INCOME                                               $  28,961        $  32,020        $  38,648        $  42,141
                                                               =========        =========        =========        =========
NET INCOME                                                     $  11,387        $  12,610        $  11,131        $  11,947
                                                               =========        =========        =========        =========
EARNINGS PER SHARE                                             $    0.40        $    0.45        $    0.39        $    0.42
                                                               =========        =========        =========        =========

                 See notes to consolidated financial statements.

                               RED ROOF INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 1996 AND JUNE 28, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        TWENTY-SIX WEEKS ENDED
                                                                      --------------------------
                                                                       JUNE 29,         JUNE 28,
                                                                         1996            1997
                                                                      ---------        ---------
CASH FLOWS FROM OPERATIONS:
Net income                                                            $  10,076        $   5,405
Adjustments to reconcile net income to net cash provided
by operations:
  Depreciation and amortization                                          13,954           16,105
  Amortization of goodwill                                                1,133            1,133
  Loan fees written-off                                                                    1,228
  Deferred income taxes                                                   1,019              859
Changes in assets and liabilities:
  Receivables                                                              (983)          (1,857)
  Supplies and other                                                        384              (63)
  Accounts payable                                                       (1,370)          (1,146)
  Accrued expenses                                                        1,029            3,477
                                                                      ---------        ---------
    Net cash provided by operations                                      25,242           25,141
                                                                      ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment                                 (47,524)         (68,016)
Changes in other assets                                                    (900)            (633)
                                                                      ---------        ---------
    Net cash used by investing activities                               (48,424)         (68,649)
                                                                      ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable and bank facility                   43,800          223,150
Principal reduction in mortgage notes payable and bank facility        (162,670)        (186,833)
Issuance of common stock                                                148,764            1,537
Other                                                                      (203)          (3,090)
                                                                      ---------        ---------
    Net cash provided by financing activities                            29,691           34,764
                                                                      ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      6,509           (8,744)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          4,427           19,659
                                                                      ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  10,936        $  10,915
                                                                      =========        =========

                 See notes to consolidated financial statements.

RED ROOF INNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JUNE 29, 1996 AND JUNE 28, 1997 (UNAUDITED)

1.       GENERAL

         The condensed consolidated financial statements include the accounts of Red Roof Inns, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

         At June 29, 1996 and June 28, 1997, the Company operated 237 inns and 251 inns, respectively.

         Unaudited interim results for the thirteen weeks and twenty-six weeks ended June 29, 1996 and June 28, 1997 contain all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of interim financial position and results of operations for such periods. The results are not necessarily indicative of the results for any other interim period or the full fiscal year.

         Certain amounts in the 1996 financial statements have been reclassed to conform with the 1997 presentation.

2.       LONG-TERM DEBT

         On May 21, 1997, the Company refinanced its $150 million bank credit facility with a $250 million bank credit facility. In connection with the refinancing, the Company recognized an extraordinary charge against income of $746,000, net of tax, ($.03 per share) in the thirteen and twenty-six week periods ended June 28, 1997 related to the write-off of unamortized loan costs on the $150 million credit facility. As of June 28, 1997, $131.5 million was available for borrowing under the Company's $250 million bank credit facility.

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

         In March and April 1997, the Company granted options to certain directors, officers and employees under the Company's stock option plans to purchase 457,000 shares at prices ranging from $15.13 to $17.00 per share. The options vest at the rate of 25% per year.

         During the twenty-six week period ended June 28, 1997, options were exercised for 98,550 shares at prices ranging from $5.43 to $16.00 per share under the Company's Management Stock Option Plan. In connection with the termination of the employment of certain plan participants, 51,200 options awarded under the Plan were canceled.

         In February 1997, the Board of Directors authorized the Company to repurchase up to 500,000 of its common shares, either in the open market or in privately negotiated transactions. No shares were repurchased during the twenty-six weeks ended June 28, 1997.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which will require retroactive adoption in the Company's 1997 fiscal year. The new standard simplifies the computation of earnings per share and requires the presentation of basic and diluted earnings per share. Adoption of SFAS No. 128 will not have a material effect on the earnings per share presented herein.


4.       INN RENEWAL PROGRAM

         The Company substantially completed its inn renewal program to refurbish more than 85% of its inns during the twenty-six weeks ended June 28, 1997. The program's final phase has been deferred until after the summer peak travel season. When complete, total cost of the program is expected to be approximately $60 million. For the twenty-six week period ended June 28, 1997, the Company spent $39.1 million related to the inn renewal program, of which $29.6 million was capitalized and $9.5 million was expensed. Costs incurred through June 28, 1997 related to the inn renewal program totaled $49.8 million.

5.       SUPPLEMENTAL CASH FLOW INFORMATION

         For the twenty-six weeks ended June 29, 1996 and June 28, 1997, interest payments were $22,332,000 and $23,568,000, respectively, and interest capitalized for the corresponding periods was $1,275,000 and $1,120,000, respectively. Income tax payments for the twenty-six week periods in 1996 and 1997 were $3,001,000 and $439,000, respectively. Capital expenditures included in accounts payable at June 29, 1997 and December 28, 1996 totaled $6,496,000 and $7,181,000, respectively.

6.       PRO-FORMA INFORMATION INCLUDING SUPPLEMENTAL ADJUSTMENTS

         The following pro-forma supplemental information, which is presented for purposes of facilitating meaningful comparisons to ongoing operations and to other companies, summarizes the results of operations of the Company, adjusted on a pro forma basis to reflect (a) the effect of the Offering, as if the Offering had occurred at the beginning of 1996 and (b) the elimination of certain non-recurring expenses.

                                                                 Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                                                ---------------------       ----------------------
                                                                June 29,      June 28,      June 29,      June 28,
                                                                  1996         1997           1996          1997
                                                                -------       -------       -------       -------
Pro-forma information including supplemental adjustments:
    Operating income                                            $28,961       $32,020       $38,648       $42,141
    Net income                                                   11,387        12,610        11,131        11,947
    Net income per share                                            .40           .45           .39           .42

         Operating income and net income as reported in the Company's consolidated financial statements are reconciled to the respective amounts in the preceding table as follows:

                                                                  Thirteen Weeks Ended       Thirteen Weeks Ended
                                                                     June 29, 1996              June 28, 1997
                                                                 ---------------------       ---------------------
                                                                Operating        Net        Operating         Net
                                                                 Income        Income        Income         Income
                                                                 -------       -------       -------       -------
As reported                                                      $28,961       $11,387       $27,250       $ 8,967
Pro-forma and supplemental adjustments:
    Inn renewal program                                                                        4,770         2,897
    Extraordinary item                                                                                         746
                                                                 -------       -------       -------       -------
As adjusted                                                      $28,961       $11,387       $32,020       $12,610
                                                                 =======       =======       =======       =======

                                             Twenty-Six Weeks Ended      Twenty-Six Weeks Ended
                                                  June 29, 1996               June 28, 1997
                                              ---------------------       ---------------------
                                             Operating        Net        Operating        Net
                                               Income       Income        Income        Income
                                              -------       -------       -------       -------
As reported                                   $38,198       $10,076       $32,600       $ 5,405
Pro-forma and supplemental adjustments:
    Asset impairment charge                       450           268
    Inn renewal program                                                     9,541         5,796
    Interest expense adjustment for
      the Offering                                              787
    Extraordinary item                                                                      746
                                              -------       -------       -------       -------
As adjusted                                   $38,648       $11,131       $42,141       $11,947
                                              =======       =======       =======       =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

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

         Unless otherwise indicated, inn data presented in this report is based on the 223 inns (the "Comparable Inns") that the Company owned and operated at the beginning of the fiscal year following four successive quarters as open operating fully renovated or constructed properties. The Company believes that the remaining 28 inns acquired or constructed (the "Inns in Stabilization") have not been operated by the Company for a sufficient period to provide meaningful period-to-period comparisons. At the acquired inns, the Company has closed a significant number of rooms and, therefore, the average daily room rates and occupancy for these inns are not comparable to a stabilized Red Roof inn. Newly acquired and constructed inns historically begin with lower occupancy and average daily rates which improve over time as these inns implement the Company's operating policies and procedures and become integrated into the Company's central reservation system.

         During the second quarter, the average daily rate ("ADR") increased $3.42, or 7.5%, from $45.35 per occupied room in 1996 to $48.77 per occupied room in 1997. Occupancy decreased from 78.5% in the second quarter of 1996 to 74.7% for the comparable period in 1997. Revenue per available room ("REVPAR") increased $.83, or 2.3%, from $35.60 in 1996 to $36.43 in 1997. For the twenty-six weeks, ADR increased $3.52, or 8.1%, from $43.35 per occupied room in 1996 to $46.87 per occupied room in 1997. Occupancy for the twenty-six weeks decreased from 74.2% in 1996 to 68.7% in 1997. REVPAR for the twenty-six weeks increased $.03, or.1%, from $32.17 in 1996 to $32.20 in 1997. The Company attributes the decline in occupancy and nominal REVPAR growth for the twenty-six weeks to aggressive price increases early in the first quarter, to low occupancies due to the New Year's holiday falling on a Wednesday, and to a significant reduction in demand for hotel rooms in the Atlanta and Texas markets where approximately 10% of the Company's property are located. The Company believes that the decrease in the Atlanta market is due to the high demand generated in 1996 related to preparation for the Summer Olympic Games while the decrease in the Texas market is due to an increase in room supply. The Company believes that the improvements in both occupancy and REVPAR over the first quarter is due to a pricing adjustment taken during the first quarter, commencing a national advertising campaign and an increase in seasonal demand during the second quarter.

         The Company opened two inns during the second quarter of 1997, increasing the total number of inns operating at June 28, 1997 to 251. At June 29, 1996, 237 inns were in operation.


         THIRTEEN WEEKS ENDED JUNE 28, 1997 COMPARED TO THIRTEEN WEEKS ENDED JUNE 29, 1996

         The Company's revenues are principally derived from room rentals. Revenues increased $8.5 million, or 10.1%, from $83.8 million in 1996 to $92.3 million in 1997. Revenues for the 223 Comparable Inns increased $2.2 million from 1996 to 1997 and revenues increased approximately $6.2 million for the Inns in Stabilization, of which approximately $4.6 million resulted from increasing the number of inns from 237 in 1996 to 251 in 1997.

         Direct room expenses include salaries, wages, utilities, repairs and maintenance, property taxes, room supplies and security. Direct room expenses increased $3.0 million, or 8.2%, from $37.1 million in 1996 to $40.1 million in 1997. The expenses increased primarily because of the addition of new inns and generally higher salary and wage expenses. As a percentage of revenues, direct room expense decreased from 44.2% in 1996 to 43.5% in 1997 primarily due to the need for fewer routine repairs and maintenance expenditures as a result of the inn renewal program.

         Gross operating profit increased $5.4 million, or 11.6%, from $46.7 million in 1996 to $52.1 million in 1997 primarily as a result of a reduction in operating expense margins and an increase in the number of inns. As a percentage of revenues, gross operating profit was 55.8% in 1996 and 56.5% in 1997.

         Depreciation and amortization increased $1.4 million from $7.0 million in 1996 to $8.4 million in 1997. The increase primarily reflects depreciation of inns acquired since the second half of 1996.

         Corporate expenses include the cost of general management, training and field supervision of inn managers, development, and administrative expenses. Corporate expenses decreased $.2 million, or 2.7%, from $7.3 million in 1996 to $7.1 million in 1997. The decrease consists primarily of lower travel expenses and a reduction in general and administrative expenses, which was offset by an increase in wages and benefits as a result of additional staffing and a $.3 million write-off of costs associated with an aborted acquisition of a regional lodging chain. As a percentage of revenue, corporate expenses were 8.7% and 7.7% in 1996 and 1997, respectively.

         Marketing expenses increased $1.3 million, or 38% from $3.4 million to $4.7 million in 1997 as a result of an increase in national media expenses related to the 1997 summer advertising campaign. No similar campaign was held in 1996. As a percentage of revenue, marketing expenses were 4.1% and 5.1% in 1996 and 1997, respectively.

         In the fourth quarter of 1996, the Company commenced a chainwide inn renewal program to refurbish more than 85% of its inns. The Company incurred expenses of $4.8 million in 1997 associated with the inn renewal program.

         Interest expense increased $1.4 million, or 14.2%, from $9.9 million in 1996 to $11.3 million in 1997 primarily because of increased borrowings on the line of credit related to acquisitions, development and capital expenditures associated with the inn renewal program.

         The effective income tax rates for 1996 and 1997 were 40.4% and 39.3%, respectively. The decline in the 1997 effective tax rate is due to an anticipated reduction in state and local taxes.

         TWENTY-SIX WEEKS ENDED JUNE 28, 1997 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 29, 1996

         Revenues increased approximately $13.1, or 8.6%, from $151.9 million in 1996 to $165.0 million in 1997. Revenues for the 223 Comparable Inns increased $.5 million from 1996 to 1997 and revenues increased approximately $12.6 million for the Inns in Stabilization, of which approximately $8.7 million resulted from increasing the number of inns from 237 in 1996 to 251 in 1997, with $1.1 million of the $8.7 million increase caused by the addition of three inns in the first half of 1997.

         Direct room expenses increased $4.6 million, or 6.1%, from $75.6 million in 1996 to $80.2 million in 1997. The expenses increased primarily because of the addition of new inns and generally higher salary and wage expenses which were partially offset by the need for fewer repairs and maintenance expenditures as a result of the inn renewal program. As a percentage of revenues, direct room expense decreased from 49.8% in 1996 to 48.6% in 1997.

         Gross operating profit increased $8.6 million, or 11.2%, from $76.2 million in 1996 to $84.8 million in 1997 primarily as a result of a reduction in operating expense margins and an increase in the number of inns. As a percentage of revenues, gross operating profit was 50.2% in 1996 and 51.4% in 1997.

         Depreciation and amortization increased $2.4 million, from $14.3 million in 1996 to $16.7 million in 1997. The increase generally reflects depreciation of new inns acquired since the second half of 1996. In addition, 1996 includes a non-recurring charge of $.5 million related to fixed asset impairments.

         Corporate expenses increased $.3 million, from $14.2 million in 1996 to $14.5 million in 1997, primarily due to higher salary and benefit expenses related to higher staffing levels and to the $.3 million write-off of costs associated with an aborted acquisition of a regional lodging chain which were partially offset by lower travel expenses and a reduction in general and administrative expenses. As a percentage of revenue, corporate expenses were 9.3% and 8.8% in 1996 and 1997, respectively.

         Marketing expenses increased $1.8 million, from $9.6 million in 1996 to $11.4 million in 1997 primarily due to higher salary and benefit expenses related to an increased sales staff and to national media expenses related to the 1997 summer advertising campaign. No similar campaign was held in 1996. As a percentage of revenue, marketing expenses were 6.3% and 6.9% in 1996 and 1997, respectively.

         In the fourth quarter of 1996, the Company commenced a chainwide inn renewal program to refurbish more than 85% of its inns. The Company incurred expenses of $9.5 million in 1997 associated with the inn renewal program.

         Interest expense increased $1.2 million, from $21.3 million in 1996 to $22.5 million in 1997 because of increased borrowings on the line of credit related to acquisitions, development and capital expenditures associated with the inn renewal program.

         The effective income tax rates for 1996 and 1997 were 40.4% and 39.3%, respectively. The decline in the 1997 effective tax rate is due to an anticipated reduction in state and local taxes.

CAPITAL RESOURCES AND LIQUIDITY

GENERAL

         Cash and cash equivalents decreased approximately $8.8 million from $19.7 million on December 28, 1996 to $10.9 million on June 28, 1997. Total debt outstanding increased approximately $36.3 million from $496.2 million on December 28, 1996 to $532.5 million on June 28, 1997. Total debt includes $76.2 million and $118.5 million outstanding under the bank credit facility as of December 28, 1996 and June 28, 1997, respectively. As of June 28, 1997, $131.5 million was available for borrowing under the Company's $250 million bank credit facility.

         On May 21, 1997, the Company refinanced its $150 million bank credit facility with a $250 million bank credit facility. In connection with the refinancing, the Company recognized an extraordinary charge against income of $746,000, net of tax, ($0.03 per share) in the thirteen and twenty-six week periods ended June 28, 1997 related to the write-off of unamortized loan costs on the $150 million bank credit facility.

         Management anticipates that its working capital needs will be financed by internally generated cash and the bank credit facility.

CAPITAL EXPENDITURES

         The Company continued its inn renewal program to refurbish substantially all of its inns. For the twenty-six week period ended June 28, 1997, the Company spent approximately $29.6 million for such capital improvements and expects to spend approximately $4.7 million to complete the refurbishment.

         For the twenty-six week period ended June 28, 1997, the Company spent $7.2 million in connection with normal recurring capital maintenance improvements to existing inns, corporate facilities and equipment and expects to spend a total of approximately $10.0 million for such capital maintenance improvements through the end of the year. Additionally, the Company is completing renovation of 17 properties and 18 construction sites acquired prior to 1997. In connection with the renovations and improvements of these properties, the Company has spent $24.4 million during the twenty-six week period ended June 28, 1997 and expects to spend an additional $27.8 million to complete the properties over the next 18 months.

         During the twenty-six week period ended June 28, 1997, the Company acquired seven construction sites for an aggregate cost, including construction costs of $7.1 million. Management expects to spend approximately $30.0 million to complete construction of these properties over the next 18 months. Subsequent to June 28, 1997, the Company has acquired one inn, two construction sites and has signed leases on two properties for an aggregate cost of $8.4 million. Management expects to spend approximately $34.8 million to renovate or construct inns on these sites.

         Currently, the Company has four construction sites under contract to purchase, which are subject to the satisfactory completion of due diligence, for an estimated total cost of approximately $2.4 million. Management expects to spend approximately $19.6 million to construct inns on these sites. There is no assurance that these contracts to purchase will result in an acquisition by the Company.

         Management expects to fund the Company's capital expenditures associated with improvements to the Comparable Inns and Inns in Stabilization from cash flow from operations and from borrowings under the bank credit facility. Expenditures for new construction, acquisitions and renovations will be financed from these sources, together with available cash.

HISTORICAL CASH FLOWS

         Cash provided by operations decreased $.1 million from $25.2 million in 1996 to $25.1 million in 1997, primarily because of a decrease in the net income for 1997 due to a non-recurring cash expense related to the inn renewal program, which was offset by an increase in non-cash expenses for depreciation and amortization from new inns and loan fees written-off in connection with refinancing the Company's bank credit facility.

         Net cash used by investing activities increased $20.2 million from $48.4 million in 1996 to $68.6 million in 1997, primarily due to expenditures for acquisitions, renovations and construction activities associated with the Company's expansion program and inn renewal program. Expenditures for property and equipment in 1997 include the acquisition of seven development sites for a total cost of $7.1 million and $24.4 million related to renovations and improvements on 17 properties and 18 development sites which have been acquired or under construction prior to 1997.

         Net cash provided by financing activities increased $5.1 million from $29.7 million in 1996 to $34.8 million in 1997, primarily as the result of borrowings under the bank facility to fund the Company's expansion program. Cash flow from financing activities in 1996 primarily resulted from proceeds from the Offering, net of the retirement of debt.

EBITDA

         EBITDA is operating income plus the sum of interest income, other income, depreciation and amortization. EBITDA for the twenty-six weeks decreased $3.4 million from $53.0 million in 1996 to $49.6 million in 1997. EBITDA in 1997 includes a non-recurring expense of $9.5 million related to the inn renewal program. Had such non-recurring expense not been incurred, EBITDA would have been $59.1 million in 1997. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt.

FORWARD - LOOKING STATEMENTS

         This Form 10-Q includes certain forward looking statements, including without limitation statements concerning the expected time of completion of the inn renewal program, financing of the Company's working capital needs and expected capital expenditures in connections with the inn renewal program, improvements to existing properties, renovations and improvements of newly acquired properties and construction sites and the purchase of and construction on sites under contract to purchase. Any forward-looking statements contained in this Form 10-Q or any other reports or documents prepared by the Company or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance: economic conditions, both national and regional; oversupply of hotel rooms, competition; expansion into new markets; pricing and availability of construction materials; changes in interest rates; availability of financing; and changes in federal, state and local government regulations pertaining to building requirements and environmental matters. For a more detailed discussion of these factors, please refer to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Forward-Looking Statements; Certain Factors Affecting Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                     Ex - 27 Financial Data Schedule

         (b)      Reports on Form 8-K.

         On June 30, 1997, the Company filed a report disclosing that on May 21, 1997 it refinanced its $150 million bank credit facility with a $250 million bank credit facility due May 21, 2002.

                                    SIGNATURE

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RED ROOF INNS, INC.
                                    ----------------------------------
                                        (Registrant)

Date  08/12/97                      /s/ David N. Chichester
      --------                      ----------------------------------
                                    David N. Chichester
                                    Executive Vice President and
                                    Chief Financial Officer