Form 10-Q
period 1997-09-27
RED ROOF INNS INC
filed 1997-11-07
CIK 920941

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 27, 1997

                                       or

[ ] TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                     -----------------  ------------------

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

                              --------------------


       Number of shares of Common Stock outstanding at September 27, 1997

                                   28,069,051


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

     The accompanying unaudited condensed consolidated financial statements of Red Roof Inns, Inc. ("Red Roof" or the "Company"), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations or results for other interim periods. All material intercompany transactions and balances between Red Roof Inns, Inc. and its subsidiaries have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the Company's 1996 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.


                               RED ROOF INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 28, 1996 AND SEPTEMBER 27, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   DECEMBER 28,      SEPTEMBER 27,
                                                      1996                1997
                                                 -------------       -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $      19,659       $      10,000
  Receivables                                           10,977              12,941
  Supplies and other                                    13,863              14,416
                                                 -------------       -------------
          Total current assets                          44,499              37,357

PROPERTY AND EQUIPMENT:
  Land                                                 145,177             152,795
  Buildings and improvements                           562,366             575,523
  Furniture, fixtures and equipment                     71,070              94,822
  Construction in progress                              28,692              71,231
                                                 -------------       -------------
          Total property and equipment                 807,305             894,371
  Less accumulated depreciation and amortization        71,283              81,318
                                                 -------------       -------------
          Property and equipment - net                 736,022             813,053

OTHER ASSETS:
  Goodwill, net of accumulated amortization             72,446              70,747
  Deferred loan fees and other - net                    14,660              15,040
                                                 -------------       -------------
          Total other assets                            87,106              85,787
                                                 -------------       -------------

TOTAL                                            $     867,627       $     936,197
                                                 =============       =============

           See notes to condensed consolidated financial statements.


                                                                           DECEMBER 28,     SEPTEMBER 27,
                                                                              1996             1997
                                                                          ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $     13,984     $     12,851
  Accrued expenses                                                              21,210           27,446
  Current maturities of long-term debt                                          12,020           12,263
                                                                          ------------     ------------
          Total current liabilities                                             47,214           52,560

LONG-TERM DEBT (LESS CURRENT MATURITIES):
  Mortgage notes payable and obligations under capital leases                  208,008          176,288
  Bank facility                                                                 76,150          140,250
  Senior unsecured notes                                                       200,000          200,000
                                                                          ------------     ------------
          Total long-term debt                                                 484,158          516,538

OTHER LONG-TERM LIABILITIES                                                     17,156           25,545

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000 shares authorized, no shares outstanding
  Common stock, $.01 par value; 100,000 shares authorized,
    shares issued:  1996 - 28,412, 1997 - 28,520                                   284              285
  Additional paid-in capital                                                   266,516          267,983
  Less treasury stock, at cost: 1996 - 500 shares, 1997 - 451 shares            (6,476)          (5,846)
  Retained earnings                                                             58,775           79,132
                                                                          ------------     ------------
          Total stockholders' equity                                           319,099          341,554
                                                                          ------------     ------------

TOTAL                                                                     $    867,627     $    936,197
                                                                          ============     ============



           See notes to condensed consolidated financial statements.


                                              RED ROOF INNS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 27, 1997
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                  (UNAUDITED)

                                                      THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                                 ------------------------------- -----------------------------
                                                  SEPTEMBER 28,   SEPTEMBER 27,   SEPTEMBER 28,   SEPTEMBER 27,
                                                      1996           1997             1996           1997
                                                 ------------    ------------    ------------    ------------

REVENUES                                         $     92,535    $     99,661    $    244,400    $    264,611

OPERATING EXPENSES:
  Direct room                                          40,665          40,815         116,285         120,968
  Depreciation and amortization                         6,771           7,824          21,042          24,523
  Corporate                                             8,468           7,683          22,658          22,212
  Marketing                                             3,068           5,165          12,655          16,593
  Inn renewal program                                   2,333          11,874
                                                 ------------    ------------    ------------    ------------
        Total operating expenses                       58,972          63,820         172,640         196,170
                                                 ------------    ------------    ------------    ------------

OPERATING INCOME                                       33,563          35,841          71,760          68,441

INTEREST EXPENSE - NET                                (10,029)        (11,229)        (31,326)        (33,704)
                                                 ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                               23,534          24,612          40,434          34,737

INCOME TAX EXPENSE                                     (9,505)         (9,660)        (16,329)        (13,634)
                                                 ------------    ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                       14,029          14,952          24,105          21,103

EXTRAORDINARY ITEM                                                                                       (746)
                                                 ------------    ------------    ------------    ------------

NET INCOME                                       $     14,029    $     14,952    $     24,105    $     20,357
                                                 ============    ============    ============    ============

EARNINGS PER SHARE BEFORE
EXTRAORDINARY ITEM                               $        .50    $        .53    $        .88    $        .75
                                                 ============    ============    ============    ============

EARNINGS PER SHARE                               $        .50    $        .53    $        .88    $        .72
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                    28,332          28,370          27,389          28,337
                                                 ============    ============    ============    ============

-------------------------------------------------------------------------------------------------------------

PRO FORMA INFORMATION INCLUDING
  SUPPLEMENTAL ADJUSTMENTS

OPERATING INCOME                                 $     33,563    $     38,174    $     72,210    $     80,315
                                                 ============    ============    ============    ============

NET INCOME                                       $     14,029    $     16,369    $     25,160    $     28,316
                                                 ============    ============    ============    ============

EARNINGS PER SHARE                               $        .50    $        .58    $        .88    $       1.00
                                                 ============    ============    ============    ============

           See notes to condensed consolidated financial statements.


                                 RED ROOF INNS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 27, 1997
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                                 THIRTY-NINE WEEKS ENDED
                                                                               ---------------------------
                                                                               SEPTEMBER 28,  SEPTEMBER 27,
                                                                                   1996           1997
                                                                               ------------   ------------

CASH FLOWS FROM OPERATIONS:
  Net income                                                                   $     24,105   $     20,357
  Adjustments to reconcile net income to net cash provided by operations:
      Depreciation and amortization                                                  19,400         22,598
      Amortization of goodwill                                                        1,700          1,699
      Net loss from sale or retirement of assets                                                       896
      Loan fees written off                                                                          1,228
      Deferred income taxes and other - net                                           4,490          8,432
  Working capital changes:
      Receivables                                                                    (2,258)        (1,964)
      Supplies and other                                                                453           (619)
      Accounts payable                                                               (2,662)          (540)
      Accrued expenses                                                               14,391          7,300
                                                                               ------------   ------------
          Net cash provided by operations                                            59,619         59,387
                                                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                                           (73,031)      (101,968)
  Change in other assets                                                             (2,530)            46
  Proceeds from sale of assets                                                                       1,302
                                                                               ------------   ------------
          Net cash used by investing activities                                     (75,561)      (100,620)
                                                                               ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable and bank facility                             61,894        293,750
  Principal reduction in mortgage notes payable and bank facility                  (180,372)      (261,127)
  Issuance of common stock                                                          148,799          2,098
  Purchase of treasury stock                                                         (6,475)
  Other                                                                                (248)        (3,147)
                                                                               ------------   ------------
          Net cash provided by financing activities                                  23,598         31,574
                                                                               ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  7,656         (9,659)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                  4,427         19,659
                                                                               ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $     12,083   $     10,000
                                                                               ============   ============

           See notes to condensed consolidated financial statements.

-----------------------------------------
RED ROOF INNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 27, 1997
(UNAUDITED)

1.       GENERAL

         The condensed consolidated financial statements include the accounts of Red Roof Inns, Inc. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

         At September 28, 1996 and September 27, 1997, the Company operated 239 inns and 252 inns, respectively.

         Unaudited interim results for the thirteen weeks and thirty-nine weeks ended September 28, 1996 and September 27, 1997 contain all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of interim financial position and results of operations for such periods. The results are not necessarily indicative of the results for any other interim period or the full fiscal year.

         Certain amounts in the 1996 financial statements have been reclassed to conform with the 1997 presentation.

     2.   LONG-TERM DEBT

         On May 21, 1997, the Company refinanced its $150 million bank credit facility with a $250 million bank credit facility. In connection with the refinancing, the Company recognized an extraordinary charge against income of $746,000, net of tax, ($.03 per share) in the thirty-nine weeks ended September 27, 1997 related to the write off of unamortized loan costs on the $150 million credit facility. As of September 27, 1997, there was $109.8 million available for borrowing under the Company's $250 million bank credit facility.

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

         During the thirty-nine week period ended September 27, 1997, the Company granted stock options to certain directors, officers and employees under the Company's stock option plans to purchase 487,000 shares at prices ranging from $15.13 to $17.44 per share. The options vest at the rate of 25% per year.

         During the thirty-nine week period ended September 27, 1997, stock options were exercised for 141,275 shares at prices ranging from $5.43 to $16.00 per share under the Company's Management Stock Option Plan. In connection with the termination of the employment of certain plan participants, 90,325 options awarded under the Plan were canceled.

         In February 1997, the Board of Directors authorized the Company to repurchase up to 500,000 of its common shares, either in the open market or in privately negotiated transactions. No shares were repurchased during the thirty-nine weeks ended September 27, 1997.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which will require retroactive adoption in the Company's

1997 fiscal year. The new standard simplifies the computation of earnings per share and requires the presentation of basic diluted earnings per share. Adoption of SFAS No. 128 will not have a material effect on the earnings per share presented herein.

4.       INN RENEWAL PROGRAM

         The Company's inn renewal program to refurbish more than 85% of its inns was substantially completed as of September 27, 1997. The Company has decided to expand the program to include refurbishing the remaining 15% of the Company's inns, replacing all remaining outdated furniture and installing energy efficient lighting. This program will commence in the fourth quarter of 1997, is expected to be completed by the second quarter of 1998 at a total cost of approximately $10 million and will result in non-recurring charges of approximately $5 million which will be recognized in the fourth quarter of 1997. When complete, the total cost of the program is expected to be approximately $70 million. For the thirty-nine week period ended September 27, 1997, the Company spent $46.2 million related to the inn renewal program, of which $35.3 million was capitalized and $10.9 million was expensed. In addition, the Company wrote off assets with a net book value of approximately $1 million that were disposed of in connection with the program. Total costs incurred from inception of the inn renewal program through September 27, 1997 totaled $56.9 million.

5.       SUPPLEMENTAL CASH FLOW INFORMATION

         For the thirty-nine weeks ended September 28, 1996 and September 27, 1997, interest payments were $27,997,000 and $30,911,000, respectively, and interest capitalized for the corresponding periods was $2,007,000 and $1,820,000, respectively. Income tax payments for the thirty-nine week periods in 1996 and 1997 were $4,366,000 and $712,000, respectively. Capital expenditures included in accounts payable-trade at September 27, 1997 and December 28, 1996 totaled $6,588,000 and $7,181,000, respectively.

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

                                                                Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                         ---------------------------------- -------------------------------
                                                         September 28,      September 27,    September 28,  September 27,
                                                             1996                1997            1996          1997
                                                             ----                ----            ----          ----
Pro-forma information including supplemental
adjustments:
    Operating income                                             $33,563             $38,174        $72,210        $80,315

    Net income                                                    14,029              16,369         25,160         28,316

    Net income per share                                             .50                 .58            .88           1.00


          Operating income and net income as reported in the Company's condensed consolidated financial statements are reconciled to the respective amounts in the preceding table as follows:

                                                                 Thirteen Weeks Ended              Thirteen Weeks Ended
                                                                  September 28, 1996                September 27, 1997
                                                               -------------------------         -------------------------
                                                               Operating         Net             Operating          Net
                                                                Income          Income            Income          Income

As reported                                                      $33,563         $14,029          $35,841        $14,952
Pro-forma and supplemental adjustments:
    Inn renewal program                                                                             2,333          1,417
                                                                 -------         -------          -------        -------
As adjusted                                                      $33,563         $14,029          $38,174        $16,369
                                                                 =======         =======          =======        =======

                                                Thirty-Nine Weeks Ended      Thirty-Nine Weeks Ended
                                                   September 28, 1996           September 27, 1997
                                               ------------------------     -------------------------
                                                  Operating     Net            Operating       Net
                                                   Income      Income            Income      Income

As reported                                      $ 71,760    $ 24,105          $ 68,441    $ 20,357

Pro-forma and supplemental adjustments:
    Asset impairment charge                           450         268            11,874       7,213
    Inn renewal program
    Interest expense adjustment for the
     Offering                                                     787
    Extraordinary item                                                                          746

                                                 --------    --------          --------    --------
As adjusted                                      $ 72,210    $ 25,160          $ 80,315    $ 28,316
                                                 ========    ========          ========    ========


7.       SUBSEQUENT EVENT

         During the third quarter, the Company evaluated staffing, policies, procedures, processes and existing technology in an effort to streamline the organization, increase productivity and reduce costs. In the fourth quarter of 1997, the Company will recognize approximately $2 million in severance costs related to a reduction in corporate staffing caused by consolidating departments within the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

RESULTS OF OPERATIONS
---------------------

         The principal factors affecting Red Roof Inns' results are: occupancy and room rates, continued growth in the number of inns, fee based income from franchising and partner programs, the Company's ability to manage expenses, the level of competition and seasonality. Demand, and thus occupancy, is affected by normally recurring seasonal patterns and, in most locations, is lower in the winter and early spring months than the balance of the year. Historically, revenues have been lower in the first quarter than in other quarters and the Company has consistently incurred net losses in the first quarter.

         One company owned inn and two franchised inns opened during the third quarter of 1997, increasing the total number of inns operating at September 27, 1997, including the two franchised inns, to 254 compared to 239 inns at September 28, 1996. Unless otherwise indicated, inn data presented in this report is based on the 223 inns (the "Comparable Inns") that the Company owned and operated at the beginning of the fiscal year following four successive quarters as open, operating, fully renovated or constructed properties. Management believes that the remaining 29 company operated inns acquired or constructed (the "Inns in Stabilization") have not been operated by the Company for a sufficient period to provide meaningful period-to-period comparisons. Included in the Inns in Stabilization are acquired inns which underwent renovation resulting in rooms out of service and, therefore, the average daily room rates and occupancy for these inns are not comparable to a stabilized Red Roof inn. Both acquired and newly constructed inns historically begin with lower occupancy and average daily rates which should improve over time as these inns implement the Company's operating policies and procedures and become integrated into the Company's central reservation system.

         During the third quarter, revenue per available ("REVPAR") increased $.37 or 1.0% from $38.77 in 1996 to $39.14 in 1997. The REVPAR increase is the result of a $3.17 or 6.6% increase in the average daily rate ("ADR") from $47.86 in 1996 to $51.03 per occupied room in 1997, offset by a 4.3 percentage point decrease in occupancy from 81.0% in 1996 to 76.7% in 1997. The REVPAR increase was limited by the unusually high results attained at the Atlanta area properties in 1996 related to the 1996 Summer Olympic Games. Excluding the Company's eight Atlanta area properties, the REVPAR increase would have been 2.3% or $.90. For the thirty-nine weeks, ADR increased $3.42, or 7.6%, from $44.94 per occupied room in 1996 to $48.36 per occupied room in 1997. Occupancy for the thirty-nine weeks decreased from 76.5% in 1996 to 71.3% in 1997. REVPAR for the thirty-nine weeks increased $.10, or .3%, from $34.38 in 1996 to $34.48 in 1997. The Company attributes the decline in occupancy and nominal REVPAR growth for the thirty-nine weeks to the increased supply of competitive hotel rooms, aggressive price increases early in the first quarter, low occupancies due to the New Year's holiday falling on a Wednesday, and a significant reduction in demand for hotel rooms in the Atlanta and Texas markets where approximately 10% of the Company's property are located. The Company believes that the decrease in the Atlanta market is due to the high demand generated in 1996 related to the Summer Olympic Games while the decrease in the Texas market is due to an increase in room supply. The Company expects full year 1997 REVPAR results to be in line with the results for the first thirty-nine weeks.

         During the third quarter of 1997, the Company evaluated staffing, policies, procedures, processes and existing technology in an effort to streamline the organization, increase productivity and reduce costs. Through the implementation of operational efficiencies and a more effective use of technology, the Company expects to recognize a cash savings of approximately of $6 million in 1998 which includes both expensed and capitalized items. This savings is exclusive of approximately $2 million in severance costs to be recognized in the fourth quarter of 1997.

         The Company's defined benefit pension plan (the Plan) was frozen effective December 31, 1996. During 1997 the Company issued a notice of intent to terminate the Plan. Earned benefits through the date the Plan was frozen, will be paid to employees, probably in 1998, upon receipt of appropriate regulatory approvals, at which time, a final settlement cost of approximately $2 million will be paid by the Company.

    THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997 COMPARED TO THIRTEEN WEEKS ENDED
    ------------------------------------------------------------------------
                               SEPTEMBER 28, 1996
                               ------------------

         The Company's revenues are principally derived from room rentals. Revenues increased $7.2 million, or 7.7%, from $92.5 million in 1996 to $99.7 million in 1997. Revenues for the 223 Comparable Inns increased $1.2 million from 1996 to 1997 and revenues increased approximately $5.6 million for the Inns in Stabilization, of which approximately $4.5 million resulted from increasing the number of inns from 239 in 1996 to 252 in 1997.

         The Company's direct room expenses include salaries, wages, utilities, repairs and maintenance, property taxes, room supplies and security. Direct room expenses increased $.1 million, or .4%, from $40.7 million in 1996 to $40.8 million in 1997. Direct room expenses increased as a result of operating new inns. These expenses were partially offset by retirement benefit savings from implementation of a 401(k) savings plan in place of the Company's defined benefit pension plan and savings in repairs and maintenance as a result of the inn renewal program. As a percentage of revenues, direct room expense decreased from 43.9% in 1996 to 41.0% in 1997 primarily due to the savings in retirement benefits and the need for fewer routine repairs and maintenance expenditures as a result of the inn renewal program.

         Gross operating profit increased $6.9 million, or 13.3%, from $51.9 million in 1996 to $58.8 million in 1997 primarily as a result of a reduction in operating expense margins and an increase in the number of inns. As a percentage of revenues, gross operating profit was 56.1% in 1996 and 59.0% in 1997.

         Depreciation and amortization increased $1.0 million from $6.8 million in 1996 to $7.8 million in 1997. The increase primarily reflects depreciation of inns acquired since the third quarter of 1996.

         Corporate expenses include the cost of general management, training and field supervision of inn managers, development, and administrative expenses. Corporate expenses decreased $.8 million, or 9.3%, from $8.5 million in 1996 to $7.7 million in 1997. The decrease consists primarily of lower travel and entertainment expenses and reduced performance based inn incentive expenses. As a percentage of revenue, corporate expenses were 9.1% and 7.7% in 1996 and 1997, respectively.

         Marketing expenses include the costs of sales and marketing personnel, direct selling expenses, market research, media and outdoor advertising. Marketing expenses increased $2.1 million, or 67.7% from $3.1 million to $5.2 million in 1997 as a result of an increase in national media expenses related to the 1997 summer advertising campaign. No similar campaign was held in 1996. As a percentage of revenue, marketing expenses were 3.3% and 5.2% in 1996 and 1997, respectively.

         In the fourth quarter of 1996, the Company commenced a chainwide inn renewal program to refurbish more than 85% of its inns. The Company incurred expenses of $2.3 million in 1997 associated with the inn renewal program. The Company decided to expand the program which will include refurbishing the remaining 15% of the Company's inns, replacing all remaining outdated furniture and installing energy efficient lighting. This program will commence in the fourth quarter of 1997, is expected to be completed by the second quarter of 1998 at a total cost of approximately $10 million and will result in non-recurring charges of approximately $5 million which will be recognized in the fourth quarter of 1997. When complete, the total cost of the program is expected to be approximately $70 million.

         Net interest expense increased $1.2 million, or 12.0%, from $10.0 million in 1996 to $11.2 million in 1997 primarily because of increased borrowings on the line of credit related to acquisitions, development and capital expenditures associated with the inn renewal program.

         The effective income tax rates for 1996 and 1997 were 40.4% and 39.3%, respectively. The decline in the 1997 effective tax rate is due to multi-state tax restructuring implemented last year.

 THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 COMPARED TO THIRTY-NINE WEEKS ENDED
 ------------------------------------------------------------------------------
                               SEPTEMBER 28, 1996
                               ------------------

         Revenues increased approximately $20.2 million, or 8.3%, from $244.4 million in 1996 to $264.6 million in 1997. Revenues for the 223 Comparable Inns increased $1.7 million from 1996 to 1997 and revenues increased approximately $18.2 million for the Inns in Stabilization, of which approximately $11.9 million resulted from increasing the number of inns from 239 in 1996 to 252 in 1997, with $2.4 million of the $11.9 million increase caused by the addition of four inns during the first three quarters of 1997.

         The Company's direct room expenses increased $4.7 million, or 4.0%, from $116.3 million in 1996 to $121.0 million in 1997. The expenses increased primarily because of the addition of new inns and generally higher salary and wage expenses which were partially offset by the need for fewer repairs and maintenance expenditures as a result of the inn renewal program. As a percentage of revenues, direct room expense decreased from 47.6% in 1996 to 45.7% in 1997.

         Gross operating profit increased $15.5 million, or 12.1 %, from $128.1 million in 1996 to $143.6 million in 1997 primarily as a result of a reduction in operating expense margins and an increase in the number of inns. As a percentage of revenues, gross operating profit was 52.4% in 1996 and 54.3% in 1997.

         Depreciation and amortization increased $3.5 million, from $21.0 million in 1996 to $24.5 million in 1997. The increase generally reflects depreciation of new inns acquired since the third quarter of 1996. In addition, 1996 includes a non-recurring charge of $.5 million related to fixed asset impairments.

         Corporate expenses decreased $.5 million, from $22.7 million in 1996 to $22.2 million in 1997, primarily due to lower travel and entertainment expenses and reduced performance based inn incentive expenses which were offset by a $.3 million write off of costs associated with an aborted acquisition of a regional lodging chain. As a percentage of revenue, corporate expenses were 9.3% and 8.4% in 1996 and 1997, respectively.

         Marketing expenses increased $3.9 million, from $12.7 million in 1996 to $16.6 million in 1997 primarily due to higher salary and benefit expenses related to an increased sales staff and to national media expenses related to the 1997 summer advertising campaign. No similar campaign was held in 1996. As a percentage of revenue, marketing expenses were 5.2% and 6.3% in 1996 and 1997, respectively.

         In the fourth quarter of 1996, the Company commenced a chainwide inn renewal program to refurbish more than 85% of its inns. The Company incurred expenses of $11.9 million in 1997 associated with the inn renewal program. The Company decided to expand the program which will include refurbishing the remaining 15% of the Company's inns, replacing all remaining outdated furniture and installing energy efficient lighting. This program will commence in the fourth quarter of 1997, is expected to be completed by the second quarter of 1998 at a total cost of approximately $10 million and will result in non-recurring charges of approximately $5 million which will be recognized in the fourth quarter of 1997. When complete, the total cost of the program is expected to be approximately $70 million.

         Net interest expense increased $2.4 million, from $31.3 million in 1996 to $33.7 million in 1997 because of increased borrowings on the line of credit related to acquisitions, development and capital expenditures associated with the inn renewal program.

         The effective income tax rates for 1996 and 1997 were 40.4% and 39.3%, respectively. The decline in the 1997 effective tax rate is due to multi-state tax restructuring implemented last year.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

GENERAL

         Cash and cash equivalents decreased approximately $9.7 million from $19.7 million on December 28, 1996 to $10.0 million on September 27, 1997. Total debt outstanding increased approximately $32.6 million from $496.2 million on December 28, 1996 to $528.8 million on September 27, 1997. Total debt includes $76.2 million and $140.2 million outstanding under the bank credit facility as of December 28, 1996 and September 27, 1997, respectively. As of September 27, 1997, there was $109.8 million available for borrowing under the Company's $250 million bank credit facility.

         On May 21, 1997, the Company refinanced its $150 million bank credit facility with a $250 million bank credit facility. In connection with the refinancing, the Company recognized an extraordinary charge against income of $746,000, net of tax, ($0.03 per share) in the thirty-nine weeks ended September 27, 1997 related to the write off of unamortized loan costs on the $150 million bank credit facility.

         The Company has in the past frequently operated with current liabilities in excess of current assets as a result of partially financing its expansion through internally generated cash. Management anticipates that its working capital needs will be financed by internally generated cash and the bank credit facility. At September 27, 1997, the Company had current liabilities of $52.6 million, including current maturities of long-term debt of $12.3 million, and current assets of $37.4 million.

CAPITAL EXPENDITURES

         The Company has substantially completed its inn renewal program to refurbish more than 85% of its inns. For the thirty-nine week period ended September 27, 1997, the Company spent approximately $46.2 million related to the inn renewal program of which $35.3 million was for capital improvements. As of September 27, 1997 the Company decided to expand the inn renewal program to refurbish the remaining 15% of its inns. The Company expects to spend approximately $8.0 million for capital improvements related to completion of the expanded inn renewal program.

         For the thirty-nine week period ended September 27, 1997, the Company spent $10.2 million in connection with normal recurring capital maintenance improvements to existing inns, corporate facilities and equipment and expects to spend approximately $2 million for additional capital maintenance improvements through the end of the year. Additionally, the Company is completing renovations and improvements of 17 acquired properties and 18 development sites acquired prior to 1997. In connection with the renovations and improvements of these properties, the Company spent $34.0 million during the thirty-nine week period ended September 27, 1997 and expects to spend an additional $18 million to complete the properties over the next 18 months.

         During the thirty-nine week period ended September 27, 1997, the Company acquired one inn, nine construction sites and signed leases on two properties for an aggregate cost, including renovations and improvements of $23.1 million. Management expects to spend approximately $51 million to complete construction of these properties over the next 18 months.

         Currently, the Company has one construction site under contract to purchase and one lease pending, which are subject to the satisfactory completion of due diligence, for an estimated total cost of approximately $.5 million. Management expects to spend approximately $29 million to construct inns on these sites. There is no assurance that these contracts to purchase or lease will result in an acquisition by the Company.

         Management expects to fund the Company's capital expenditures associated with improvements to the Comparable Inns and Inns in Stabilization from cash flow from operations and from borrowings under the bank credit facility. Expenditures for new construction, acquisitions and renovations will be financed from these sources, together with available cash.

HISTORICAL CASH FLOWS

         Cash provided by operations decreased $.2 million from $59.6 million in 1996 to $59.4 million in 1997, primarily because of a decrease in the net income for 1997 due to non-recurring cash expenses related to the inn renewal program, which were offset by an increase in non-cash expenses for depreciation and amortization for new inns and loan fees written-off in connection with refinancing the Company's bank credit facility.

         Net cash used by investing activities increased $25.0 million from $75.6 million in 1996 to $100.6 million in 1997, primarily due to expenditures for acquisitions, renovations and construction activities associated with the Company's expansion program and inn renewal program. Expenditures for property and equipment in 1997 include the acquisition of one inn, nine development sites, two leased properties and related renovation and improvements for a total of $23.1 million, and expenditures of $34.0 million related to renovations and improvements on 17 acquired properties and 18 development sites which were acquired or under construction prior to 1997.

         Net cash provided by financing activities increased $8.0 million from $23.6 million in 1996 to $31.6 million in 1997, primarily as the result of borrowings under the bank facility to fund the Company's expansion program. Cash flow from financing activities in 1996 primarily resulted from proceeds from the Offering, net of the retirement of debt.

EBITDA

         EBITDA is operating income plus the sum of interest income, other income, depreciation and amortization. EBITDA for the thirty-nine weeks increased $.3 million from $93.4 million in 1996 to $93.7 million in 1997. EBITDA in 1997 includes a non-recurring expense of $11.9 million related to the inn renewal program. Had such non-recurring expense not been incurred, EBITDA would have been $105.6 million in 1997. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt.

FORWARD LOOKING STATEMENTS

         This Form 10-Q includes certain forward looking statements, including without limitation statements concerning the expected cash savings from implementation of operational efficiencies in 1998, the expected full year 1997 REVPAR results, the expected final settlement costs in 1998 associated with the Company's terminated pension plan, the expected time of completion and costs of the inn renewal program, financing of the Company's working capital needs and expected capital expenditures in connection with the inn renewal program, improvements to existing properties, renovations and improvements to newly acquired properties and construction sites and the purchase of and construction on sites under contract to purchase. Any forward-looking statements contained in this Form 10-Q or any other reports or documents prepared by the Company or made by management involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance: economic conditions, both national and regional; oversupply of hotel rooms, competition; expansion into new markets; pricing and availability of construction materials; changes in interest rates; availability of financing; and changes in federal, state and local government regulations pertaining to building requirements and environmental matters. For a more detailed discussion of these factors, please refer to the section entitled "Managment's Discussion and Analysis of Results of Operations and Financial Condition -- Forward-Looking Statements; Certain Factors Affecting Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

                           PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION
--------------------------

         In June of 1997 the Company established a task force to look at streamlining the organization to re-engineer processes, increase productivity and reduce costs. The Company commenced implementation of various re-engineering initiatives during the fourth quarter of 1997. As a result of recommendations to streamline corporate staffing and consolidate departments, Douglas Longerbone, Executive Vice President, Operations and James C. Brashares, Senior Vice President, General Counsel and Secretary, left the Company. Alan L. Tallis, Executive Vice President, Corporate Development was appointed General Counsel and Secretary.

ITEM 6 - EXHIBITS AND  REPORTS ON FORM 8-K
------------------------------------------

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



                                          RED ROOF INNS, INC.
                                          -------------------------------------
                                          (Registrant)


Date  11/07/97                            /s/ DAVID N. CHICHESTER
                                          -------------------------------------
                                          David N. Chichester
                                          Executive Vice President and
                                          Chief Financial Officer

Date  11/07/97
                                          /s/ ROBERT M. HARSHBARGER
                                          -------------------------------------
                                          Robert M. Harshbarger
                                          Senior Vice President, Controller and
                                          Chief Accounting Officer