Form 10-K405
period 1998-01-03
RED ROOF INNS INC
filed 1998-03-24
CIK 920941

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 1998
                                   OR

    [ ] TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-14058

                              RED ROOF INNS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                  31-1393666
     ----------------------------                 ------------------------
        (State incorporation)               (I.R.S. Employer Identification No.)

          4355 DAVIDSON ROAD                             43026-2491
     ----------------------------                 ------------------------
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (614) 876-3200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of each exchange
         Title of each class                        on which registered
         -------------------                      -----------------------
            COMMON STOCK,                         NEW YORK STOCK EXCHANGE
           $.01 PAR VALUE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING WAS 27,658,560 AT FEBRUARY 27,
                                     1998.

  BASED ON THE CLOSING SALES PRICE OF FEBRUARY 27, 1998, THE AGGREGATE MARKET VALUE OF THE STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $166,080,049

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: definitive Proxy Statement, dated on or about March 27, 1998 relating to Registrant's 1998 Annual Meeting of Stockholders (in Part III), which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

Unless otherwise indicated, inn data presented in this report is based on 223 inns (the "Comparable Inns") that the Company owned and operated at the beginning of the 1997 fiscal year following four successive quarters as open, operating, fully renovated or constructed properties based on a 52 week comparison. Management believes that the remaining company operated inns acquired or constructed (the "Inns in Stabilization") have not been operated by the Company for a sufficient period to provide meaningful period-to-period comparisons. Included in the Inns in Stabilization are acquired inns that underwent renovation causing rooms to be out of service. Therefore, the average daily room rates and occupancies for these inns are not comparable to stabilized Red Roof inns. Both acquired and newly constructed inns historically begin with lower occupancy and average daily room rates which should improve over time as these inns implement the Company's operating policies and procedures and become integrated into the Company's central reservation system.

Red Roof Inns operates in the economy chain scale segment ("economy chain segment") of the lodging industry as defined by Smith Travel Research ("STR"), a leading industry research firm. STR categorizes lodging properties into the following chain scale segments based upon average daily rates: upper upscale, upscale, mid-scale with food beverage, mid-scale without food and beverage, economy and independents.

PART I

ITEM 1.   BUSINESS

GENERAL

Red Roof Inns is the largest owner/operator of economy chain segment hotels in the United States, with 259 inns (including 5 franchised inns) containing more than 29,600 rooms (including 541 franchised rooms) in 35 states, located primarily throughout the Midwest, East, South and Gulf Coast regions. Red Roof's hotels are designed to attract both the business and leisure traveler seeking room quality and inn locations that are generally comparable to those of mid-price hotels, but at lower average room rates. By not providing full-service, management-intensive facilities and services, such as in-house restaurants or cocktail lounges, banquet centers, conference rooms, room service, recreational facilities or other services and facilities that the Company's targeted customers do not typically value, Red Roof is able to deliver a product that addresses its customers' needs and price expectations. In general, Red Roof's guests are evenly divided between business and leisure travelers.

According to STR, Red Roof has one of the highest occupancy rates in the economy chain segment of the lodging industry. The Company's Comparable Inns had an average occupancy percentage of 71.0% and an average daily room rate ("ADR") of $47.49 for 1997. Comparable Inn revenue per available room ("REVPAR") over the past four years has grown at a compound annual rate of 2.9% to $33.72 for 1997. In 1997, the Company's chainwide occupancy of 69.6% exceeded the economy chain segment average occupancy of 58.1% by 11.5 percentage points and chainwide REVPAR of $33.39 was 32.4% higher than the economy chain segment average of $25.21.

The following table sets forth certain data for the Company's Comparable Inns for the years indicated:

                                                        Number       Average
                                                        of Inns   Occupancy (1)   ADR (2)   REVPAR (3)
                                                        -------   -------------   -------   ----------
                   Fiscal Year
                   1993                                   210         79.6%       $37.80      $30.09
                   1994                                   210         79.1         40.12       31.73
                   1995                                   210         77.3         42.71       33.01
                   1996                                   223         74.2         44.98       33.38
                   1997                                   223         71.0         47.49       33.72
                   1993-97 Compound Annual Growth Rate                (2.8)%         5.9%        2.9%

(1) Average occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reporting period.

(2) ADR represents total room revenues (before allowances) divided by the total number of rooms occupied.

(3) REVPAR represents the average occupancy percentage multiplied by the average daily room rate for the reporting period.

In 1997, the Company's Comparable Inns REVPAR increased by 1.0% over 1996 due to a 5.6% increase in ADR and a 3.2 percentage point decline in the average occupancy percentage. The Company's ADR remained lower than the average for the economy chain segment overall in 1997, which provides the Company with the flexibility to increase rates, as appropriate. In addition, for the four year period from 1993 through 1997, the Company increased operating income at a compound annual growth rate of 7.2% (10.1%, excluding special charges). These increases in operating income were achieved by increasing REVPAR and controlling costs.

Red Roof Inns is a price value leader in the economy chain segment and operates under the philosophy of offering inn locations and room quality comparable to many mid-priced hotels but at substantially lower room rates. Management believes that the customers' perception of value is dependent on three components: price, location and consistent quality. Guests who travel in the economy chain segment do so to save money. Red Roof Inns is able to maintain its low prices as a result of a consistent company-wide emphasis on cost control. Red Roof's inns are generally located near interstate highways, major traffic arteries or major destination areas such as airports, business districts, universities, hospitals or convention centers. All locations are well-constructed and maintained and are attractively landscaped to enhance their appearance. In addition, the Company strives to deliver a consistent guest experience throughout the chain by following a chainwide set of operating, marketing and hospitality standards. The Company's success in providing customer value is demonstrated by its consistently high occupancy levels compared to the average for the economy chain segment.

The Company believes that it has achieved significant brand awareness as a result of its ability to provide high-quality, well-located accommodations and superior value, together with its national advertising campaign featuring actor/comedian Martin Mull. This brand awareness and reputation for price, quality and value have consistently placed Red Roof Inns among the leaders in the economy chain segment in terms of occupancy, rates and REVPAR, according to STR. In addition, the brand name has earned the Company a strong following of loyal guests. In 1997, Red Roof ranked second among economy segment chains for repeat guests based upon survey results from a national travel market research firm. Management believes that the Company's brand identity provides it with a significant advantage over independent hotel operators and other economy segment chains. Together with its operational expertise, this enhances the performance of existing and newly constructed and acquired properties. Management is expanding the chain on a national basis through franchising and hotel development.

The Company promotes and operates its own reservation center and toll-free number (1-800-THE-ROOF) to accept reservations. During 1997, the Company handled approximately 2.7 million calls through the toll-free number, of which approximately 41% were converted to reservations, contributing to the Company's high level of occupancy. Management believes that its leadership in occupancy provides it with increased flexibility to set room pricing under various economic conditions.

The Company has operated its hotels since its first hotel opened in 1973. Red Roof's management has substantial experience in the lodging industry. On average, senior management has approximately 18 years experience in the lodging industry and is supported by operational and administrative vice presidents with an average of 16 years experience and on-site general managers with an average of seven years experience. Each Red Roof inn is operated as an individual profit center by a general manager who oversees all day-to-day operating activities and implements rate, occupancy and cost containment strategies. Management believes this structure reduces operating costs while creating incentives to maximize REVPAR and enhance operating margins by adapting room rates to prevailing market conditions at individual inns.

STRATEGY

The Company's strategy is to increase cash flow and earnings by (i) increasing REVPAR while controlling costs, (ii) becoming more fee intensive through franchising and partner programs and (iii) increasing the number of inns the Company owns and operates through selective new construction and acquisitions.

INCREASE REVPAR. The Company intends to increase cash flow and earnings through REVPAR increases, primarily by moderate increases in ADR and maintaining or increasing the Company's strong occupancy levels. The Company believes that increases in REVPAR will be achieved as a result of its chainwide inn renewal program ("Project BIG RED"), which was substantially completed in 1997, and through the implementation of an automated revenue management system as described below. The Company also believes that it will be able to increase REVPAR by stimulating room demand through effective advertising and promotion programs.

             - PROJECT BIG RED -- In the fourth quarter of 1996, the Company commenced Project BIG RED, a chainwide property renewal program that refurbished and enhanced both the interior decor and exterior appearance of approximately 85% of the Company's inns as well as provided additional room amenities and services for guests. The property renewal program was substantially completed during the fourth quarter of 1997. Project BIG RED gave the rooms a more modern, residential feel with new carpet, wallcovering, furniture, bedspreads and drapes. A brighter paint shade, new signs, improved lighting and additional landscaping enhanced the exterior appeal of the inns and highlighted the properties for approaching travelers. The program also provided additional amenities to all rooms, which management believes will reinforce Red Roof Inns' position as a price value leader in the economy chain segment. The program added features to the Company's business king rooms that better address the needs of the business traveler. Management believes that Project BIG RED will reinforce with the customer the Company's commitment to providing high value and service at reasonable prices, further strengthen the Company's competitive position versus its economy chain segment competitors and enhance revenues by allowing the Company to increase ADR and REVPAR.

             The Company recently decided to expand the program to refurbish the remaining 15% of the Company's inns and replace all remaining furniture that does not meet current decor standards. This program commenced in the fourth quarter of 1997 and is expected to be completed in the second quarter of 1998. The total cost for Project BIG RED, including the program expansion, is expected to approximate $68 million. The Company recognized total charges to earnings of $24.5 million related to early asset retirements and other charges associated with Project BIG RED. The Company recognized $10.4 million of these charges ($7.8 million related to early asset retirements) in the fourth quarter of 1996 and $14.1 million ($2.4 million related to early asset retirements) throughout 1997. See "Item 8. Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

             - REVENUE MANAGEMENT SYSTEM -- In 1996, the Company contracted with Aeronomics, Inc., a leader in automated yield management systems for the hotel and airline industries, to develop and implement a fully automated revenue management system. The system is linked to both the central reservation system and the individual property management system, providing real-time information. The system is essentially an inventory control system that will enable the Company to better manage both occupancy and rate by analyzing historical data, trends and current reservation activity to forecast future trends. Inn managers will use the system to foresee peak occupancy days and predict cancellations, no-shows, stay-overs and walk-in traffic which will enable them to adjust room rates and better manage both lengths of stay and discount business. Management expects the revenue management system to be fully implemented in the second quarter of 1998. Based upon an analysis completed by Aeronomics, Inc., management believes that implementation of the automated yield management system has the potential to increase revenues one to four percent.

FEE BASED INCOME. The Company intends to increase cash flow and earnings through the development of fee based income. By becoming more fee intensive, the Company expects to increase the stability of its revenue and income streams, become less vulnerable to changing conditions in the lodging industry or changes in factors which directly influence the operation of its inns and utilize less of its capital. The Company believes that it will generate fee based income from both its franchising programs and its partner marketing programs.

             - FRANCHISING -- In the fall of 1996, the Company began a program to offer Red Roof franchises to qualified franchisees. The franchising program is focused on developing relationships with experienced, high quality hotel owners who will develop new Red Roof inns and/or convert existing hotels to the Red Roof name. The Company believes that this strategy will allow it to continue to expand the Red Roof brand nationally without requiring significant investment and increase revenues and cash flow while maintaining consistent quality across the entire chain. Franchise applicants are evaluated on hotel operating expertise and financial stability. Franchise conversion properties and developed hotel construction plans are reviewed for adherence to Company standards. In addition, the Company reviews the competitive market environment of each proposed franchised hotel. Approved applicants are granted the right to use the Red Roof Inn name, obtain reservations through the Company's central reservation system and use the Company's inn designs, operating systems and procedures. In return for this right, the franchisees pay an initial fee and ongoing royalty, marketing and reservation fees to the Company. These ongoing fees are based on a percentage of gross room revenues at the franchised properties. The total amount of fees collected by the Company will vary depending on the total revenues generated by all of its franchisees. The Company's franchise fee structure contains a unique provision that allows a franchisee to earn a discount to the royalty fee by achieving high levels of customer satisfaction, as measured by an independent survey conducted by a market research firm. The Company believes that this provision provides it with a competitive advantage in attracting high quality franchisees. The Company also believes that its franchises are attractive because of its superior occupancy, attractive operating margins, newly designed buildings with interior corridors and high percentage of rentable space, significant open territories in the Red Roof Inns system, consistency of the Company's product and service, and the development, operational, reservations and marketing support provided by the Company's experience as an owner/operator.

             The Company believes its franchise strategy will enable it to penetrate major and secondary markets nationwide without requiring a significant capital investment. The franchise program should enable the Company to increase its revenues, cash flow and earnings while maintaining its consistent quality across the entire chain.

             As of January 3, 1998, the Company had five franchised inns open, six franchised inns under construction or conversion and projected to open in 1998 and 11 additional executed franchise agreements.

             - PARTNERSHIP MARKETING -- In 1997, the Company initiated a partnership marketing program through which the Company formed alliances with other well-known consumer product and service companies in order to offer its guests additional value-added services. The Company actively promotes its partners' products or services either at the inns or through the central reservation center in exchange for fees from the partner companies. The Company believes that its strong following of loyal guests and reputation for value, quality and service make it an attractive partner and allow it to create alliances with high quality companies that will further enhance the attractiveness of Red Roof Inns to its guests. Management believes that this strategy generates increased revenue and cash flow while providing additional value-added services to the Company's guests.

HOTEL DEVELOPMENT. The Company continues to expand through both the construction of new inns and the acquisition of existing inns in key markets. The Company evaluates expansion opportunities within existing markets, as well as selected regions of the country where the Company has not historically had a substantial presence. The Company's current development and acquisition strategy is focused on locating a select number of high visibility properties in key strategic locations, such as in central business districts of major cities or near major airports. In addition to the foregoing, the Company may consider, under appropriate circumstances, the acquisition of local or regional chains. The Company believes that it has a strong corporate infrastructure to accommodate significant inn expansion, including an experienced development, acquisition and finance team, an effective central reservation system, a well-developed property management system and an extensive management training program.

In 1996, the Company introduced a new building design featuring all interior corridors, regionally based decor packages and new bathroom designs. This new building design offers approximately 77% rentable space.

Since the Merger, the Company has purchased 29 development sites (three under long term lease agreements) located in Arizona, Florida, Georgia, New York, North Carolina, Ohio, Tennessee and Texas. The Company estimates that ultimately it will construct a total of approximately 3,933 rooms on these development sites. A total of 17 developed inns consisting of 2,253 rooms were open as of January 3, 1998.

As the Company pursues its development strategy, acquisitions of existing inns will be targeted in those markets where there are no suitable development sites that meet the Company's stringent standards for location, visibility, accessibility, performance and cost. Since the Merger, the Company has acquired 28 inns (one under a long term lease agreement) consisting of 3,800 rooms (after conversion and room additions) located in Alabama, Arizona, California, Colorado, Connecticut, Florida, Maryland, Massachusetts, Mississippi, New Jersey, North Carolina, South Carolina, Texas, Virginia and Washington, D.C. A total of 27 acquired inns with 3,498 rooms were open as of January 3, 1998.

Certain of the acquired inns differ from the Company's existing inns in terms of construction, number of rooms, room size, building configuration, signage and decor and in other respects. See "Item 2. Properties." Each acquired inn receives Red Roof signage, installation of computer hardware to accommodate electronic processing of reservations and the transmission of financial and other data to the corporate offices in suburban Columbus, Ohio, as well as lobby modifications designed to support operational practices and procedures. In addition, the Company makes capital improvements, where needed, to guest rooms and guest-sensitive areas to ensure that each acquired property adheres to Red Roof's stringent operating standards. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Capital Resources and Liquidity -- Capital Expenditures." Although acquired properties, after conversion, differ in certain respects from existing inns, the renovated properties offer quality accommodations and service consistent with Red Roof's brand name identity.

In evaluating expansion opportunities, the Company generally reviews the competitive environment of the market, including room supply, room demand, average daily room rates and local market wages. The Company also evaluates demand generators such as area businesses, conference centers, airports, universities, hospitals, theme parks, and other business and leisure attractions. Each potential development site and inn acquisition is evaluated for accessibility, visibility and restrictive local ordinances. In addition, the Company's evaluation of a potential inn acquisition includes an extensive review of its historical operating and financial results and the estimated cost of converting the facility to Red Roof's standards of quality. Each anticipated development site and inn acquisition also must have the potential to meet a stipulated minimum return based on the Company's investment criteria.

LODGING INDUSTRY

The lodging industry as a whole is continuing to experience favorable operating conditions. Though the rate of growth in supply of hotel rooms is currently exceeding the rate of growth in demand, ADR and REVPAR have continued to increase. The economy chain segment, where the Company operates, has experienced a greater rate of supply growth than the industry as a whole. As a result, occupancy levels for the segment have been declining. However, the segment has continued to increase rate and has achieved moderate increases in REVPAR. Red Roof Inns has one of the highest occupancy levels in the economy chain segment and has consistently outperformed the segment in REVPAR.

COMPETITION

Small chains and independent hotels represent approximately one third of the supply of rooms in the hotel industry. Direct competitors of Red Roof include national chains which operate in the economy segment, as defined by STR, such as Super 8 Motels, Motel 6, and Days Inns and regional chains such as Budgetel and Susse Chalet. In certain locations, the Company's inns also compete with mid-scale properties, such as Comfort Inns, Fairfield Inns, Holiday Inn Express, LaQuinta Inns and Hampton Inns. There is no single competitor or group of competitors of Red Roof that is dominant in the lodging industry. However, some of Red Roof's competitors have a larger network of locations and greater resources than Red Roof.

Each Red Roof inn competes in its market area on the basis of price, location and quality with major national lodging chains, regional brands and privately owned hotels. The Company is firmly established in most of its markets and many of its inns are in locations superior to those available for development today. Red Roof's inns are consistently well maintained, attractively landscaped and competitively priced to appeal to both business and leisure travelers.

OPERATIONS

The Company's hotels are managed from its corporate office in suburban Columbus, Ohio. Centralized corporate functions include marketing, sales, reservations, treasury, accounting, financial reporting, information systems, purchasing, repairs and maintenance, legal, human resources and managerial training. The corporate staff monitors inn-level consistency with standards for guest service through a guest satisfaction survey program, which is conducted by an independent market research company, and its corporate office customer service department. The corporate staff also monitors standards for maintenance and appearance through an experienced design and construction staff.

Each Company owned inn is operated as an individual profit center, with a general manager who oversees all day-to-day operating activities. Red Roof's managers devote their attention to assuring friendly guest service and clean, well-maintained rooms, consistent with chainwide standards. Their responsibilities also include recruiting, training and supervising the inn's staff. A typical inn has approximately 20 employees, including the general manager, housekeepers, laundry attendants, skilled and general maintenance persons and front desk guest services representatives, including a night auditor. Each general manager reports to one of 16 district operations vice presidents, who in turn report to senior management.

Red Roof's general managers receive a four week training program that emphasizes operations, hospitality, rate management, legal issues, interviewing, employee relations, training and budgeting prior to assuming responsibility at an inn. The Company has managers who assist the general managers at certain inns, providing a pool of experienced candidates to fill its needs for general managers.

The Company uses target-driven operational budgets prepared by the general managers that are implemented after review with senior management. Rates charged by Red Roof are continually reviewed by the inn managers, rate analysts and operations vice presidents so that they can be appropriately adapted to the prevailing market conditions at each inn. In addition, implementation of the fully automated revenue management system will enable inn managers to monitor rates in relation to peak demand periods. Each general manager can earn financial incentives based upon achieving favorable results in comparison to the revenue and profit budgets along with guest satisfaction surveys for their respective property. Management believes this incentive program increases the general manager's focus on operating efficient, well maintained, profitable hotels.

Each inn has property management software and hardware which is used for the exchange of daily reservations, room rate changes, occupancy, payroll, credit card authorizations and other financial data with the corporate office. Management believes that this system has enhanced its ability to monitor and maximize revenues and profitability of the inns. Data is transmitted to and from the corporate office using the Company's computer network, which allows for high capacity data communications volume and real-time information.

SALES AND MARKETING

In general, Red Roof's guests are evenly divided between leisure travelers and business travelers. Leisure travelers served by the Company are typically en route by car to another destination or attending a nearby special event or attraction. The Company also serves business travelers, many of whom travel on a per diem or pay their own expenses. Leisure demand is highest on Friday and Saturday nights with business demand highest on Monday through Thursday nights.

Red Roof's national advertising campaigns, featuring actor/comedian Martin Mull, emphasize the consistency and value associated with its inns. The Company markets through national and local market cable and network television, radio, newspapers, other print media and its own Web site. The Company focuses its television and radio advertising on specific programs, during certain months of the year and times of the day for maximum impact. In addition, the Company utilizes billboard advertisements located along interstate highways near many of its inns.

The Company utilizes its own central reservation center and toll-free number (1-800-THE-ROOF) to accept reservations. During 1997, the reservation center handled approximately 2.7 million calls through the toll-free number, of which approximately 41% were converted to reservations. The reservation system provides reservation agents with information about inn locations, available rooms and prices in order to assist customers in reserving rooms. The agents are trained in telephone sales and cross-selling techniques. Through its computer network, the Company continually updates the number of rooms sold at a property, permitting the sale of all available rooms through either the inn or the reservation center. The Company has special reservation agents for large group sales, motor coach sales and special event bookings. Management estimates that approximately three-fourths of room sales are to customers who have made a reservation through the central reservation center or by calling an inn directly.

The Company offers a number of marketing programs aimed at creating customer loyalty. The Company promotes a "RediCard" program which provides its members with express reservation and check-in. Additional amenities include a USA Today newspaper delivered to the member's room, personal check cashing, pay-by-check privileges and a newsletter offering various discounts and coupons. The RediCard programs improve the administrative efficiency of the reservation agents and front desk staff by providing a personal profile of the member. This includes information such as room type preference, smoking or non-smoking rooms and preferred method of payment. The Company currently has more than 416,000 active RediCard members. In addition, the Company seeks to ally itself with national travel and consumer organizations, such as AAA, to offer special rates or promotions to the organizations customers including discounted rates to senior citizens.

The Company's corporate sales group increases room sales through the inclusion of Red Roof's inns in approved or preferred lodging lists of corporate travel managers and travel agencies on a national basis. The Company increased the number of regional sales representatives from eight in 1996 to 17 in 1997 and has hired six additional sales representatives subsequent to year end. The sales representatives conduct sales programs to develop local corporate contacts and encourage local companies to utilize the inns. These sales efforts include developing brand loyalty through programs such as RediCard and Volume Plan Plus, a plan which provides for negotiated rates based on the volume of room nights per year that a company can offer Red Roof.

The Company is developing a database management system to track its guests spending habits and travel patterns. This system, coupled with other corporate programs, will enable the Company to effectively market its product toward its frequent guests. In addition, the system will identify potential guests for under utilized markets and hotels, identify frequent guests by market area for new inns and franchisees and enhance its guest loyalty program. Management anticipates the program to be fully implemented in the third quarter of 1998 and believes the program will increase guest loyalty, retention and repeat business resulting in increased market share.

ENVIRONMENTAL CONSIDERATIONS

A limited number of the Company's properties contained underground storage tanks that were used to store petroleum products prior to the purchase of such properties by the Company. The Company removed those tanks prior to construction of its inns on those properties. In addition, five Red Roof properties currently contain underground or above-ground storage tanks that are used to store propane for use at those properties. A substantial number of the Red Roof properties are also adjacent to or near properties (mostly service stations, but including some landfills and industrial operations) that contain or have contained storage tanks or that have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances into the soil or groundwater.

Most of the Company's properties have not been tested for the presence of hazardous substances. The Company is aware of three Red Roof properties that were developed with the use of landfill that has been found to contain hazardous substances. With respect to two of these properties, the Company has determined that no notification or remediation is required under current laws and regulations. With respect to the third of these properties, in exchange for the Company retaining certain institutional controls, state regulatory authorities have issued a "No Further Action" letter.

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

EMPLOYEES

As of January 3, 1998, Red Roof employed approximately 5,800 persons, of whom approximately 90% are compensated on an hourly basis. Approximately 420 of these employees work at the corporate headquarters, of which approximately 115 are employed at the Company's reservation center. The Company's employees are not currently represented by labor unions and the Company has never experienced any organized work stoppage. Management believes that its ongoing labor relations are good.

SERVICEMARKS

Red Roof Inns, Red Roof, RediCard, Hit the Roof, Sleep Cheap and various other marks are registered servicemarks of the Company, which the Company considers important to its business. The Company monitors use of similar names and takes appropriate action when possible infringements occur.

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

A Red Roof inn contains on average approximately 115 rooms. In addition to standard rooms, each inn has rooms equipped for the handicapped and has "business king" rooms containing a king-sized bed, a recliner, a desk and computer tie-in services. Each inn features a choice of rooms for non-smokers and smokers, free unlimited local telephone calls, remote-control television with CNN, ESPN and Showtime, pay-per-view movies and video games, free coffee and USA Today newspapers in the lobby, 24-hour front desk and message service, direct corporate billing and free parking. Many of the Company's inns are adjacent to free-standing restaurants affiliated with restaurant chains such as Bob Evans, Shoney's and Cracker Barrel that provide food service to Red Roof's guests.

To maintain the overall quality of the Company's existing inns, each inn undergoes periodic renovations and capital improvements as required. These renovations are completed in accordance with established maintenance programs that list specific tasks to be completed, including such items as seasonal landscaping and inspection of the condition of sidewalks, parking areas and signage. In 1995, 1996 and 1997, the Company spent approximately $14.5 million, $17.1 million and $6.9 million (exclusive of BIG RED expenditures), respectively, on capital improvements to existing inns. Capital improvements to existing inns in 1997 were low in relation to historical spending because of the chainwide property renewal program (Project BIG RED) conducted throughout 1997.

In the fourth quarter of 1996, the Company commenced Project BIG RED, a chainwide property renewal program that refurbished and enhanced both the interior decor and exterior appearance of approximately 85% of the Company's inns as well as provided additional room amenities and services for guests. The property renewal program was substantially completed in the fourth quarter of 1997. Project BIG RED gave the rooms a more modern, residential feel with new carpet, wallcovering, furniture, bedspreads and drapes. A brighter paint shade, new signs, improved lighting and additional landscaping enhanced the exterior appeal of the inns and highlighted the properties for approaching travelers. The program also provided additional amenities to all rooms, which management believes will reinforce Red Roof Inns' position as a price value leader in the economy chain segment. The program added features to the Company's business king rooms that better address the needs of the business traveler. Management believes that Project BIG RED will reinforce with the customer the Company's commitment to providing high value and service at reasonable prices, further strengthen the Company's competitive position versus its economy chain segment competitors and enhance revenues by allowing the Company to increase ADR and REVPAR.

The Company recently decided to expand the program to refurbish the remaining 15% of the Company's inns and replace all remaining furniture that does not meet current decor standards. This program commenced in the fourth quarter of 1997 and is expected to be completed in the second quarter of 1998. The total cost for Project BIG RED, including the program expansion, is expected to approximate $68 million. The Company recognized total charges to earnings of $24.5 million related to early asset retirements and other charges associated with Project BIG RED. The Company recognized $10.4 million of the charges ($7.8 million related to early asset retirements) during the fourth quarter of 1996 and $14.1 million ($2.4 million related to early asset retirements) throughout 1997. See "Item 8. Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

In 1996, the Company introduced a new building design featuring all interior corridors, regionally based decor packages and new bathroom designs. This new building design offers approximately 77% rentable space.

Since the Merger, the Company has purchased 29 development sites (three under long term lease agreements) in the following locations: Texas -- San Antonio
(3), Houston (3), El Paso (2), Laredo, Austin, Plano and DeSoto;
Arizona -- Phoenix (3), Tempe and Tucson; Florida -- West Palm Beach, Gainesville and Jacksonville; Georgia -- Atlanta and Macon; Ohio -- Columbus and Youngstown; North Carolina -- Rocky Mount and Raleigh; Tennessee -- Jackson and Nashville; and New York -- Long Island. These inns will have a total of approximately 3,933 rooms when fully developed. A total of 17 developed inns consisting of 2,253 rooms were open as of January 3, 1998.

As part of its expansion strategy, the Company has acquired, and will continue to acquire, existing inn properties which may differ from inns built by the Company in terms of construction, number of rooms, room size, building configuration, signage, decor and other respects. After acquisition and conversion by the Company, acquired inns are consistent with the Company's enhanced quality and other standards. See "Item 1 -- Business -- Hotel Development."

Since the Merger, the Company acquired 28 hotels (one under a long term lease agreement) in the following locations: Alabama -- Gadsden; Arizona -- Tucson; California -- Anaheim, Ontario, Santa Ana, San Dimas, San Francisco and Victorville; Colorado -- Colorado Springs; Connecticut -- Hartford;
Florida -- Naples, Ft. Lauderdale and Miami; Maryland -- Rockville; Massachusetts -- Woburn; Mississippi -- Tupelo; New Jersey -- Tinton Falls; North Carolina -- Greenville and Cary; South Carolina -- Charleston and Myrtle Beach; Texas -- Austin, Corpus Christie, Dallas and Houston (2);
Virginia -- Charlottesville and Washington, D.C. These inns will have a total of 3,800 rooms after conversion and room additions. A total of 27 inns with 3,498 rooms were open at January 3, 1998.

For information with respect to planned expenditures in connection with newly developed and acquired properties, see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Capital Resources and Liquidity -- Capital Expenditures."

At January 3, 1998, the Company had a total of 259 inns open and operating (including 5 franchised inns) in 35 states primarily throughout the Midwest, East, South and Gulf Coast regions of the United States, with concentrations in Ohio (29), Michigan (20), Texas (21), Pennsylvania (15), North Carolina (15), Florida (14) and Illinois (13).

At five company owned Red Roof properties, the Company leases both the land and the buildings. At two of these four properties (the Harrisburg-North, Pennsylvania and Parkersburg, West Virginia inns), the landlord in each case is a partnership in which the Company owns or controls a substantial majority of the partnership interests. At the Parkersburg, West Virginia property, the lease expires in 2001 and the Company does not have an option to extend the lease or purchase the property. At the Harrisburg, Pennsylvania property, the Company subleases the property from the partnership which leases the property from the Dauphin County Industrial Development Authority. The Harrisburg lease expires in 2004 and the partnership has the option to purchase the property at any time during or within 90 days of the expiration of the term of the lease, for an amount equal to $100,000 above the balance then due on the industrial revenue bonds issued to finance the development of the property. The Company does not have an option to extend the lease or purchase the Harrisburg property. At the third property, located in Charleston, West Virginia, the lease expires in 2016 (including the exercise of all renewals) and the Company does not have an option to extend the lease or purchase the property. At the fourth property, located in Colorado Springs, Colorado, the lease expires in 2015 (including the exercise of all renewals) and the Company has an option to purchase the property at fair market value. At the fifth property located in Columbus, Ohio, the lease expires in 2027 (including the exercise of all renewals) and the Company does not have an option to purchase the property.

Ten company owned Red Roof properties are subject to ground leases. All ground leases have remaining terms including renewal options aggregating longer than 24 years.

The remainder of the Company's inns are 100% owned in fee by the Company. As of January 3, 1998, 94 inns were encumbered by mortgage loans or industrial revenue bonds maturing in various years from 1998 to 2009. In addition, the Company has a $250 million bank credit facility (the "Bank Credit Facility") which is secured by 80 inns. See "Item 8. Financial Statements and Supplementary Data --
Note 4 to the Consolidated Financial Statements."

The Company owns its corporate office building located in suburban Columbus, Ohio. It is encumbered by a mortgage loan maturing in 2009.

The Company believes that it maintains adequate aggregate insurance coverage on its properties, subject to appropriate deductibles. The Company uses a retrospective self-insurance plan for general liability and workers compensation insurance. See "Item 8. Financial Statements and Supplementary Data -- Note 1 to the Consolidated Financial Statements."

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the normal course of business. The Company believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's business, assets, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended January 3, 1998, no matter was submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK
          AND RELATED SECURITY HOLDER MATTERS

On January 31, 1996, the Company issued 10,000,000 shares of common stock, $.01 par value, in an initial public offering (the "Offering") at a price of $16 per share. See "Item 8. Financial Statements and Supplementary Data -- Note 6 to the Consolidated Financial Statements." The Company's common stock began trading on the New York Stock Exchange (the "NYSE") on February 1, 1996. As of February 27, 1998, there was approximately 206 holders of record of the Company's common stock and the closing sales price per share as reported by the NYSE was $17-15/16. The following table presents the quarterly high and low sales prices of the Company's common stock during 1997 and 1996 as reported by the NYSE.

                        1997               High            Low
                        ----               ----            ---
                   First quarter            18-3/4          14-1/4
                   Second quarter           17-3/4          14-7/8
                   Third quarter            19-1/2          16-3/8
                   Fourth quarter           19-1/4          14-11/16
                        1996               High            Low
                   ---------------         ----            ---
                   First quarter            17-5/8          12-5/8
                   Second quarter           15-3/8          13-1/2
                   Third quarter            14-3/8          12-3/8
                   Fourth quarter           17-1/4          13-1/4

Subsequent to the Merger, the Company has not paid any dividends on its common stock. It is the general policy of the Company to retain its earnings to support the growth of its business. Any dividends declared will be at the discretion of the Board of Directors and will depend upon the Company's financial condition, earnings and other factors. The Merger was consummated concurrently with the initial offering of the Company's 9-5/8% Senior Unsecured Notes due 2003 (the "Notes") in a private placement. The Indenture pursuant to which the Notes were issued, the Company's Bank Credit Facility and an agreement relating to certain of the Company's mortgage indebtedness contain restrictions or limitations upon the payment of dividends by the Company. See "Item 8. Financial Statements and Supplementary Data -- Notes 4 and 5 to the Consolidated Financial Statements."

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data (excluding Comparable Inn statistics) relating to the Company have been taken or derived from the historical financial statements of the Company and are qualified in their entirety by reference to such financial statements and notes. See "Item 8. Financial Statements and Supplementary Data." The financial data as of December 17, 1993 and for the 50 weeks of 1993 have been derived from audited financial statements of the Predecessor Company which are not included in this report. The financial data as of January 1, 1994, December 31, 1994, December 30, 1995, for the two weeks of 1993 and for the fiscal year 1994 have been derived from audited financial statements of the Company which are not included in this report.

                                                                          Fiscal Years (1)
                                          ---------------------------------------------------------------------------------
                                          (50 Weeks)     (2 Weeks)                                               (53 Weeks)
                                             1993          1993          1994          1995          1996           1997
                                          ----------     ---------     ---------     ---------     ---------     ----------
                                                 (in thousands except per share data and Comparable Inn statistics)

STATEMENT OF OPERATIONS DATA
Revenues                                  $ 246,841      $   8,467     $ 269,306     $ 291,445     $ 317,437     $ 351,175
Direct room, corporate and marketing
  expenses                                  156,725          5,465       166,179       179,844       197,771       213,378
Depreciation and amortization                21,653          1,060        23,874        26,892        28,230        34,335
Special charges (2)                           3,814                                      3,142        10,848        15,487
                                          ---------      ---------     ---------     ---------     ---------     ---------
Operating income                             64,649(3)       1,942        79,253        81,567(4)     80,588(5)     87,975(6)
Interest expense                             41,701          2,788        52,174        51,260        41,777        46,205
Income (loss) before income taxes and
  extraordinary                              23,894(3)        (785)       28,100        30,838(4)     39,676(5)     42,723(6)
Income taxes (credit) (7)                                     (314)       11,240        12,516        15,612        16,619
Income (loss) before extraordinary item
  (7)                                        23,894(3)        (471)       16,860        18,322(4)     24,064(5)     26,104(6)
Net income (loss)                            23,894(3)        (471)       16,860        18,322(4)     24,064(5)     25,358(6)
Income (loss) per share before
  extraordinary item:
  Basic                                                      (0.03)         0.92(8)       1.00(4)(8)    0.88(5)       0.93(6)
  Diluted                                                    (0.03)         0.92(8)       0.99(4)(8)    0.87(5)       0.93(6)
Net income (loss) per share:
  Basic                                                      (0.03)         0.92(8)       1.00(4)(8)    0.88(5)       0.91(6)
  Diluted                                                    (0.03)         0.92(8)       0.99(4)(8)    0.87(5)       0.90(6)
Shares used in per share calculation:
  Basic                                                     18,400        18,400        18,400        27,362        27,982
  Diluted                                                   18,400        18,400        18,521        27,549        28,167
BALANCE SHEET DATA
Total assets                              $ 482,620      $ 674,141     $ 687,023     $ 755,348     $ 867,627     $ 954,758
Current maturities of debt                   33,957         14,921        15,996        11,951        12,020        11,998
Long-term debt, excluding current
  maturities                                393,165        522,374       510,646       544,871       484,158       539,207
Stockholders' equity                         21,381         99,529(9)    116,389(9)    152,711(9)    319,099(9)    338,736(9)
OTHER DATA
Cash flow from operations                 $  42,413(3)   $     699     $  44,824     $  47,785(4)  $  60,548(5)  $  79,176(6)
Net cash used by investing activities       (12,577)      (182,288)      (49,571)      (87,414)     (126,558)     (131,265)
Net cash provided (used) by financing
  activities                                (68,117)       196,660        (8,286)       42,018        81,242        45,584
EBITDA (10)                                  87,248(3)       3,063       104,148       108,990(4)    117,980(5)    125,650(6)
EBITDA as a percentage of revenues (10)        35.3%(3)       36.2%         38.7%         37.4%(4)      37.2%(5)      35.8%(6)
Ratio of earnings to fixed charges (11)         1.5x          (785)(12)       1.5x         1.5x          1.8x          1.8x
Capital expenditures:
  Development, acquisitions and related
    improvements (13)                                                  $  31,677     $  74,193     $ 101,494     $  85,631
  Other                                   $  11,518      $     108        13,399        15,194        26,076        45,604
COMPARABLE INN STATISTICS
Inns open (at end of period)                    210            210           210           210           223           223
Available rooms (at end of period)           23,431         23,431        23,417        23,397        24,958        24,952
Room nights occupied (in thousands)           6,562            232         6,740         6,587         6,732         6,448
Average occupancy percentage (14)              80.5%          61.8%         79.1%         77.3%         74.2%         71.0%
ADR (15)                                  $   37.86      $   36.33     $   40.12     $   42.71     $   44.98     $   47.49
REVPAR (16)                               $   30.48      $   22.45     $   31.73     $   33.01     $   33.38     $   33.72

(1) The Company operates on a 52-53 week fiscal year which ends on the Saturday nearest to December 31. The 1993 (combined), 1994, 1995 and 1996 fiscal years each consisted of 52 weeks while the 1997 fiscal year consisted of 53 weeks. The actual year end for each fiscal year was as follows: December 17, 1993 (50 weeks pre-Merger), January 1, 1994 (2 weeks post-Merger), December 31, 1994, December 30, 1995, December 28, 1996 and January 3, 1998.

(2) In 1995, the Company recognized $3,142 of severance expense relating to a change in management. In 1996, the Company recognized expenses of $10,398 and $450 relating to the inn renewal program and an adjustment to recognize impairments of certain long-lived assets, respectively. In 1997, the Company recognized expenses of $14,066 and $1,421 relating to the inn renewal program and severance expenses associated with the re-engineering program, respectively. See "Item 8. Financial Statements and Supplementary
    Data -- Notes 1 and 10 to the Consolidated Financial Statements."

(3) Operating income, income before income taxes, net income, cash flow from operations and EBITDA for the 50 weeks ended December 17, 1993 were reduced by a special charge of $3,814 related to payment to participants in a stock appreciation rights plan as a result of the change of control.

(4) Operating income, income before income taxes and EBITDA for 1995 were reduced by a special charge of $3,142 relating to a change in management. Had such charge not been incurred, operating income, income before income taxes and EBITDA would have been $84,709, $33,980 and $112,132, respectively, with EBITDA as a percentage of revenues being 38.5%. Net income and cash flow from operations for 1995 were reduced by $1,873 ($.10 per share -- basic and diluted) due to such charge. Excluding this charge, net income and cash flow from operations would have been $20,195 ($1.10 per share -- basic and $1.09 per share -- diluted) and $49,658, respectively. See Item 8. Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

(5) Operating income and income before income taxes for 1996 were reduced by special charges of $10,398 relating to the inn renewal program (including $7,847 related to early asset retirements) and $450 relating to an adjustment to recognize impairments of certain long-lived assets. Had such charges not been incurred, operating income and income before income taxes would have been $91,436 and $50,524, respectively. EBITDA was reduced by $2,551 relating to these charges. EBITDA would have been $120,531 with EBITDA as a percentage of revenues being 38.0%. Net income and cash flow from operations for 1996 were reduced by $6,481 ($.24 per share -- basic and diluted) and $1,524, respectively. Excluding these charges, net income and cash flow from operations would have been $30,545 ($1.12 per share -- basic and $1.11 per share -- diluted) and $62,072, respectively. See "Item 8. Financial Statements and Supplementary Data -- Notes 1 and 10 to the Consolidated Financial Statements."

(6) Operating income and income before income taxes and extraordinary item for 1997 were reduced by special charges of $1,421 for severance compensation relating to the re-engineering and $14,066 relating to the inn renewal program (including $2,387 related to early asset retirements). Had such charges not been incurred, operating income and income before income taxes and extraordinary item would have been $103,462 and $58,210 respectively. EBITDA was reduced by $13,100 relating to these charges. EBITDA would have been $138,750 with EBITDA as a percentage of revenues being 39.5%. Income before extraordinary item and cash flow from operations for 1997 were reduced by $9,462 ($.34 per share -- basic and $.33 per share -- diluted) and $8,004, respectively. Excluding these charges, income before extraordinary item and cash flow from operations would have been $35,566 ($1.27 per share -- basic and $1.26 -- diluted) and $87,180, respectively. Net income was reduced by an extraordinary charge of $746, net of tax ($.02 per share -- basic and $.03 per share -- diluted) related to the write-off of unamortized loan costs of $1,228 related to the Company's refinancing of its bank credit facility. See "Item 8. Financial Statements and Supplementary Data -- Notes 1 and 10 to the Consolidated Financial Statements."

(7) Prior to the merger, the Company was a Qualified Subchapter S Corporation and did not pay federal taxes at the corporate level. Following the Merger, the Company became subject to federal income taxes and additional state income taxes.

(8) Adjusted to give effect solely to the issuance of an additional 10,000 shares in the Offering, 1994 and 1995 net income per share would have been $.59 -- basic and diluted in 1994 and $.65 -- basic and $.64 -- diluted in 1995.

(9) Subsequent to the Merger, the Company has not paid any dividends on its common stock.

(10) EBITDA is operating income plus the sum of interest income, other income, depreciation, amortization and loss on fixed asset retirements. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt.

(11) For purposes of calculating the ratio of earnings to fixed charges, earnings include income before income taxes plus fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, including capitalized interest, and the portion of rental expense representative of an interest factor.

(12) Earnings were inadequate to cover fixed charges by $785 in the two weeks ended January 1, 1994 due to the seasonality of the Company's business. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -Forward Looking Statements; Certain Factors Affecting Future Results -- Seasonality." The deficiency for the two weeks in 1993 is due to the shortness of the period and historically lower occupancy during the Christmas season.

(13) In 1994, the Company purchased 10 inns and one development site for an aggregate cost, including renovation expenditures, of $31,677. In 1995, the Company purchased 10 inns, nine development sites and land previously under lease for an aggregate cost, including renovation and construction costs, of $63,217 and also spent $10,976 related to renovations and improvements to the 10 inns and one development site acquired during the second half of 1994. In 1996, the Company purchased seven inns and eight development sites for an aggregate cost, including renovation and construction costs, of $62,581 and also spent $38,913 related to renovations and improvements to the 20 inns and 10 development sites purchased in 1994 and 1995. In 1997, the Company purchased one inn and 11 development sites for an aggregate cost, including renovation and construction costs, of $36,993 and also spent $48,638 related to renovations and improvements to 27 inns and 18 development sites acquired prior to 1997.

(14) Average occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period.

(15) ADR represents total room revenues (before allowances) divided by the total number of rooms occupied.

(16) REVPAR represents the average occupancy percentage multiplied by the average daily room rate for the reported period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following tables sets forth certain operating data for the periods indicated:

                                                                            Fiscal Years (1)
                                                                     ------------------------------
                                                                       1995       1996       1997
                                                                     --------   --------   --------
                   Comparable Inn Statistics
                     Inns open (at end of year)                           210        223        223
                     Available rooms (at end of year)                  23,397     24,958     24,952
                     Room nights occupied (in thousands)                6,587      6,732      6,448
                     Average occupancy percentage                        77.3%      74.2%      71.0%
                     ADR                                             $  42.71   $  44.98   $  47.49
                     REVPAR                                             33.01      33.38      33.72
                   Revenues (in thousands)                            291,445    317,437    351,175
                   Operating income (in thousands) (2)                 81,567     80,588     87,975
                   Operating income (as percentage of revenues) (2)      28.0%      25.4%      25.1%

(1) The Company operates on a 52-53 week fiscal year which ends on the Saturday nearest to December 31. The 1995 and 1996 fiscal years each consisted of 52 weeks and the 1997 fiscal year consisted of 53 weeks. The actual year end for each fiscal year was as follows: December 30, 1995, December 28, 1996 and January 3, 1998.

(2) Operating income for 1995 was reduced by a special charge of $3,142 relating to a change in management. Had such charge not been incurred, operating income for 1995 would have been $84,709 and operating income as a percentage of revenues would have been 29.1%. See "Item 8. Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

    Operating income for 1996 was reduced by special charges of $10,398 and $450 relating to the inn renewal program and an adjustment to recognize impairments of certain long-lived assets, respectively. Had such charges not been incurred, operating income for 1996 would have been $91,436 and operating income as a percentage of revenues would have been 28.8%. See "Item 8. Financial Statements and Supplementary Data -- Notes 1 and 10 to the Consolidated Financial Statements."

    Operating income for 1997 was reduced by special charges of $1,421 for severance compensation relating to re-engineering and $14,066 relating to the inn renewal program. Had such charges not been incurred, operating income for 1997, would have been $103,462 and operating income as a percentage of revenues would have been 29.5%. See "Item 8. Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

RESULTS OF OPERATIONS

     1997 COMPARED TO 1996

The Company's revenues are principally derived from room rentals. Revenues increased $33.8 million, or 10.6%, from $317.4 million in 1996 to $351.2 million in 1997. Fiscal year 1997 consisted of 53 weeks while 1996 consisted of 52 weeks. The extra week of revenue represented approximately $5 million of the increase in revenues for 1997. REVPAR for Comparable Inns increased $.34, or 1.0%, from $33.38 in 1996 to $33.72 in 1997. The revenue increase for the Comparable Inns was primarily caused by an increase in ADR of $2.51, or 5.6%, from $44.98 in 1996 to $47.49 in 1997. The average occupancy percentage for the Comparable Inns decreased from 74.2% in 1996 to 71.0% in 1997. The Company attributes the decline in occupancy and nominal REVPAR growth to the increased supply of competitive hotel rooms, aggressive price increases early in the first quarter, low occupancies due to the New Year's holiday falling on a Wednesday, and a significant reduction in demand for hotel rooms in the Atlanta and Texas markets where approximately 10% of the Company's properties are located. The Company believes that the decrease in the Atlanta market is due to the high demand generated in 1996 related to the Summer Olympic Games while the decrease in the Texas market is due to an increase in room supply. Approximately $24 million

($1 million attributed to the extra week) of the increase in revenues was attributable to an increase in the operation of 31 Inns in Stabilization. Management expects newly developed or acquired inns to initially operate below historical company averages of occupancy and ADR and to experience an occupancy stabilization period after construction or renovation.

Direct room expenses include salaries, wages, utilities, repairs and maintenance, property taxes, advertising, room supplies and security. Direct room expenses increased $.42 per occupied room, or 2.0%, from $21.46 in 1996 to $21.88 in 1997. The expenses increased primarily because of the addition of new inns and generally higher salary and wage expenses that were partially offset by the need for fewer repairs and maintenance expenditures as a result of the inn renewal program. As a percentage of revenues, direct room expenses decreased from 48.1% in 1996 to 45.9% in 1997. See "Item 2. Properties."

Depreciation and amortization increased $6.1 million, or 21.6%, from $28.2 million in 1996 to $34.3 million in 1997. The increase primarily reflects depreciation on inns opened in 1996 and 1997.

Corporate expenses include the cost of general management, training and field supervision of inn managers, franchising, development, reservations and administrative expenses. Corporate expenses increased $2.4 million or 8.4%, from $28.9 million in 1996 to $31.3 million in 1997. The increase consists primarily of expenses associated with the development of the Company's franchising program and an increase in incentive compensation. As a percentage of revenue, corporate expenses were 9.1% and 8.9% in 1996 and 1997, respectively. Management expects corporate expenses to remain at the current level and will partially fund increased reservation expenses through the collection of franchise reservation fees. The Company does not pay any post retirement benefits other than pension benefits. In 1997, the Company terminated its defined benefit pension plan subject to appropriate regulatory approvals. Earned benefits will be paid to employees during 1998, at which time, a final settlement cost of approximately $1.6 million will be paid by the Company. See "Item 8. Financial Statements and Supplementary Data -- Note 9 to the Consolidated Financial Statements."

Marketing expenses include the cost of media advertising and related production costs, billboard expenses and expenses associated with the Company's corporate sales group. Marketing expenses increased $4.8 million, or 29.8%, from $16.1 million in 1996 to $20.9 million in 1997. The increase in marketing is attributed to the Company's expansion of the corporate sales group and to increased media expenses related to additional advertising associated with the Company's first ever summer advertising campaign to further enhance the Company's brand awareness. As a percentage of revenue, marketing expenses were 5.1% and 5.9% in 1996 and 1997, respectively. Management expects on-going marketing expenses to remain at or about the same percentage of revenue as in 1997 and will partially fund on-going marketing expenses through the collection of franchise marketing fees.

In 1996, the Company recognized a special charge of $.5 million relating to an adjustment to recognize impairments of certain long-lived assets. Also, in the fourth quarter of 1996, the Company commenced a chainwide renewal program to refurbish approximately 85% of its inns which was substantially completed in the fourth quarter of 1997. The Company recently decided to expand the program to include the remaining 15% of the Company's inns and replace all remaining furniture that does not meet current decor standards. This program commenced in the fourth quarter of 1997 and is expected to be completed in the second quarter of 1998. The Company recognized special charges of $24.5 million of which $10.4 million ($7.8 million related to early asset retirements) was recognized during the fourth quarter of 1996 and $14.1 million ($2.4 million related to early asset retirements) was recognized during 1997. See "Item 1.
Business -- Strategy," "Item 2. Properties," "Capital Resources and Liquidity Capital Expenditures" and "Item 8. Financial Statements and Supplementary
Data -- Notes 1 and 10 to the Consolidated Financial Statements."

In the second half of 1997, the Company commissioned a task force to perform a thorough examination of its Corporate structure and processes to increase productivity and reduce costs in relation to its strategic growth plans. The Company recognized a special charge of $1.4 million related to severance expenses associated with the re-engineering program in the fourth quarter of 1997. See "Item 8. Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

Had the special charges of $10.9 million in 1996 related to the inn renewal program and the fixed asset impairments not been incurred, operating expenses and operating income for 1996 would have been $226.0 million and $91.5 million, respectively. Had the special charges of $15.5 million in 1997 related to the inn renewal program and severance compensation not been incurred, operating expenses and operating income for 1997 would have been $247.7 million and $103.5 million, respectively.

Interest expense increased $4.4 million, or 10.5%, from $41.8 million in 1996 to $46.2 million in 1997 because of increased borrowings under the Company's $250 million Bank Credit Facility related to development, acquisitions and capital expenditures associated with the inn renewal program. At January 3, 1998, approximately $178 million of the Company's debt bore interest at variable rates. Over the near term, management anticipates future interest expense increases due to continued borrowings under the Bank Credit Facility to fund the Company's development and acquisition program.

      1996 COMPARED TO 1995

Revenues increased $26.0 million, or 8.9%, from $291.4 million in 1995 to $317.4 million in 1996. REVPAR for Comparable Inns increased $0.37, or 1.1%, from $33.01 for the 210 Comparable Inns in 1995 to $33.38 for the 223 Comparable Inns in 1996. The REVPAR increase for the Comparable Inns was primarily caused by an increase in ADR of $2.27, or 5.3%, from $42.71 in 1995 to $44.98 in 1996 The average occupancy percentage for the Comparable Inns decreased 3.1 percentage points from 77.3% in 1995 to 74.2% in 1996. Management attributes the decrease in average occupancy percentage primarily to market sensitivity to increases in ADR. Approximately $18.3 million of the increase in revenues was caused by an increase in the operations of 20 inns acquired and one inn developed through 1995 ($16.5 million) and six inns acquired and 11 inns developed in 1996 ($1.8 million).

Direct room expenses increased $1.55 per occupied room, or 7.8%, from $19.91 in 1995 to $21.46 in 1996. The Company experienced operating expense increases for payroll, primarily from higher labor rates; repairs and maintenance, because of an increase in planned maintenance projects; security, because of heightened customer awareness and concern and commissions on travel agent sales due to increased travel agent bookings, primarily from the 1996 summer Olympics. The expense increases were partially offset by higher telephone commissions income from customers' long distance calls under a long distance commission program. The overall occupancy decline in 1996 also contributed to the increase in direct room expenses per occupied room. The increase was also caused, in part, by operating additional inns acquired in 1994, 1995 and 1996, which generally obtained occupancies below historical Company averages, resulting in a higher average expense per occupied room. As a percentage of revenues, direct room expenses increased from 47.3% in 1995 to 48.1% in 1996.

Depreciation and amortization increased $1.3 million, or 4.8%, from $26.9 million in 1995 to $28.2 million in 1996. The increase primarily reflects depreciation on inns opened in 1995 and 1996. Included in 1995 is a provision for approximately $1.0 million resulting from management's decision to demolish and rebuild, due to unstable soil conditions, one of the buildings, containing 55 rooms, at its Jackson, Mississippi inn.

Corporate expenses increased $4.2 million, or 17.0%, from $24.7 million in 1995 to $28.9 million in 1996. The increase consists primarily of increases in payroll costs, relocation expenses and franchise taxes. Payroll increased as a result of the Company incurring a full year's expense in 1996 for positions vacated during 1995 due to the change in management. In addition, the Company incurred increases in staffing and relocation expenses related to the Company's development and franchise departments. Franchise taxes increased due to an increase in equity as a result of the Offering. As a percentage of revenue, corporate expenses were 8.5% and 9.1% in 1995 and 1996, respectively.

Marketing expenses decreased $1.2 million, or 6.9%, from $17.3 million in 1995 to $16.1 million in 1996. The decrease in marketing expense is attributed to reduced media advertising partially offset by increased billboard advertising associated with operating additional hotels.

Special charges in 1996 consisted of $10.4 million and $.5 million relating to the inn renewal program and impairments of certain long-lived assets, respectively. Special charges in 1995 consist of $3.1 million relating to a change in management. See "Item 1. Business -- Strategy," "Item 2. Properties," " Capital Resources and Liquidity Capital Expenditures" and "Item 8. Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

Had the special charges of $10.9 million in 1996 and $3.1 million 1995 not been incurred, operating expenses would have been $226.0 million and $206.7 million, respectively, and operating income would have been $91.5 million and $84.7 million, respectively.

Interest expense decreased $9.5 million, or 18.5%, from $51.3 million in 1995 to $41.8 million in 1996, primarily because of the retirement of $128 million of debt out of the proceeds from the Offering.

PRO-FORMA AND SUPPLEMENTAL INFORMATION

Management believes the following pro-forma and supplemental information presents meaningful comparisons to on-going operations and summarizes the results of operations of the Company, adjusted to reflect (a) the effect of the Offering, as if the Offering had occurred at the beginning of the fiscal year for 1995 and 1996, (b) the elimination of the extraordinary expense in 1997 and
(c) the elimination of certain special charges to arrive at adjusted operating income, net income and earnings per share amounts. These amounts do not represent operating income, net income, and earnings per share as defined by generally accepted accounting principles. See "Item 8. Financial Statements and Supplementary Data -- Notes 1, 6 and 10 to the Consolidated Financial Statements."

                                                 1995                       1996                       1997
                                              (52 Weeks)                 (52 Weeks)                 (53 Weeks)
                                        ----------------------     ----------------------     ----------------------
                                        Operating       Net        Operating       Net        Operating       Net
                                         Income        Income       Income        Income       Income        Income
                                        ---------     --------     ---------     --------     ---------     --------
As reported                             $ 81,567      $ 18,322     $ 80,588      $ 24,064     $ 87,975      $ 25,358
  Interest expense adjustment for the
    Offering                                             5,521                        790
  Extraordinary item                                                                                             746
                                        --------      --------     --------      --------     --------      --------
Pro-forma before special charges          81,567        23,843       80,588        24,854       87,975        26,104
Adjustments for special charges:
  Severance expense                        3,142         1,873                                   1,421           868
  Asset impairment charge                                               450           269
  Inn renewal program                                                10,398         6,212       14,066         8,594
                                        --------      --------     --------      --------     --------      --------
Total special charges                      3,142         1,873       10,848         6,481       15,487         9,462
                                        --------      --------     --------      --------     --------      --------
As adjusted                             $ 84,709      $ 25,716     $ 91,436      $ 31,335     $103,462      $ 35,566
                                        ========      ========     ========      ========     ========      ========
Earnings per share as adjusted:
  Basic                                               $    .91                   $   1.11                   $   1.27
  Diluted                                                  .90                       1.10                       1.26

CAPITAL RESOURCES AND LIQUIDITY

   GENERAL

The following table sets forth certain capital resource and liquidity information for the years indicated (dollars in thousands):

                                                                              Fiscal Years
                                                                  ------------------------------------
                                                                     1995         1996         1997
                                                                  (52 Weeks)   (52 Weeks)   (53 Weeks)
                                                                  ----------   ----------   ----------
                   Cash flow from operations                       $ 47,785(1)  $ 60,548(2)  $ 79,176(3)
                   Net cash used by investing activities            (87,414)    (126,558)    (131,265)
                   Net cash provided by financing activities         42,018       81,242       45,584
                   Gross operating profit (4)                       153,669      164,705      189,996
                   Gross operating profit as a percentage of
                     revenue (4)                                       52.7%        51.9%        54.1%
                   EBITDA (5)                                      $108,990(1)  $117,980(2)  $125,650(3)
                   EBITDA as percentage of revenue (5)                 37.4%(1)     37.2%(2)     35.8%(3)
                   Ratio of earnings to fixed charges (6)               1.5x         1.8x         1.8x

(1) EBITDA for 1995 was reduced by a special charge of $3,142 relating to a change in management. Had such charge not been incurred, EBITDA would have been $112,132 and EBITDA as a percentage of revenues would have been 38.5%. Cash flow from operations for 1995 was reduced by $1,873 due to such charge. Had such charge not been incurred, cash flow from operations would have been $49,658. See "Item 8. Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

(2) EBITDA for 1996 was reduced by a special charge of $2,551 relating to the inn renewal program. Had such charge not been incurred, EBITDA would have been $120,531 and EBITDA as a percentage of revenues would have been 38.0%. Cash flow from operations for 1996 was reduced by $1,524 due to such charge. Excluding this charge, cash flow from operations would have been $62,072. See "Item 8. Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

(3) EBITDA for 1997 was reduced by total special charges of $13,100 of which $1,421 was for severance compensation related to re-engineering and $11,679 related to the inn renewal program. Had such charges not been incurred, EBITDA would have been $138,750 and EBITDA as a percentage of revenues would have been 39.5%. Cash flow from operations for 1997 was reduced by $8,004 due to such charges. Excluding these charges, cash flow from operations would have been $87,180. See "Item 8. Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

(4) Gross operating profit is revenues less direct room expenses.

(5) EBITDA is operating income plus the sum of interest income, other income, depreciation, amortization and loss on fixed asset retirements. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt.

(6) For purposes of calculating the ratio of earnings to fixed charges, earnings include income before income taxes plus fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, including capitalized interest and the portion of rental expense representative of an interest factor.

In general, the Company has historically financed its development through internal cash flow and secured debt. As of January 3, 1998, 174 of the Company's 254 inns, in addition to the Company's corporate facilities, were pledged to secure its long-term debt and its Bank Credit Facility. The Company may pledge additional inns to secure additional long-term debt in order to continue to fund the Company's acquisition and development program.

Cash and cash equivalents decreased $6.5 million from $19.7 million at December 28, 1996 to $13.2 million at January 3, 1998.

The Company has in the past frequently operated with current liabilities in excess of current assets as a result of partially financing its expansion through internally generated cash. The Company believes that cash flow from operations will be sufficient to satisfy its working capital needs in 1998. At January 3, 1998, the Company had current liabilities of $51.7 million, including current maturities of long-term debt of $12.0 million, and current assets of $36.6 million.

Current maturities of long-term debt remained unchanged at $12.0 million at December 28, 1996 and January 3, 1998 due to normal amortization of mortgage notes and obligations under capital leases.

As of January 3, 1998, $84.6 million was available for borrowing under the Company's $250 million Bank Credit Facility. Borrowings under the Bank Credit Facility bear interest at either the administrative agent's prime rate or LIBOR plus tiered spreads based upon the Company's leverage ratios. The Bank Credit Facility contains various covenants typical of senior secured bank facilities, and currently requires the Company to maintain a tangible net worth of not less than $200 million and to maintain the following financial ratios: funded debt to EBITDA of not more than 4.75 to 1.0, EBITDA to fixed charges and restricted payments (including payment of dividends on the Company's Common Stock) of not less than 1.45 to 1.0 and senior debt to senior EBITDA of not more than 4.25 to
1.0. The Bank Credit Facility contains events of default for breach of these covenants as well as other events of default customary for financings of similar size and nature, including a change in control of the Company.

As of January 3, 1998, the Company's total long-term indebtedness (including current maturities) was approximately $551 million. Approximately $348 million of such indebtedness is mortgage indebtedness and approximately $178 million of such indebtedness bears interest at variable rates. For a further description of the Company's mortgage indebtedness, see "Item 8. Financial Statements and Supplementary Data -- Note 4 to the Consolidated Financial Statements."

   CAPITAL EXPENDITURES

The following table sets forth certain information regarding the Company's cash flow from operations and capital expenditures, excluding development, acquisitions, and related improvements, for 1995, 1996 and 1997.

                                                                        Fiscal Years
                                                        ---------------------------------------------
                                                         1995               1996               1997
                                                        -------            -------            -------
                   Cash flow from operations            $47,785            $60,548            $79,176
                   Capital expenditures (1)              15,194             26,076(2)          45,604(2)

(1) Includes furniture, fixtures, equipment, lobby conversions, room renovations, exterior renovations such as roofing, paving and concrete walks and general corporate expenditures.

(2) 1996 and 1997 capital expenditures include $6.4 million and $37.4 million, respectively, in improvements related to the Company's inn renewal program. In addition, during 1996 and 1997, the Company spent $1.7 million and $.7 million, respectively, on software related to the revenue management system associated with the Company's inn renewal program.

The Company has substantially completed improvements of 18 development sites (16 inns open) and renovation of 27 inns acquired and open after the Merger and prior to 1997. In connection with the improvements and renovations of these inns, the Company spent $48.6 million in 1997, and expects to spend approximately $8.0 million in 1998 to complete these improvements and renovations. In 1997, the Company acquired 11 development sites (one inn open), of which two were subject to long term leases, and acquired one inn (closed for renovation), for an aggregate cost, including construction and renovation costs, of $31.5 million and $6.4 million, respectively, for improvements and renovations to these properties over the next 18 months.

Subsequent to January 3, 1998, the Company purchased one development site for an aggregate cost of $.5 million. Currently, the Company has no development sites under contract to purchase.

Management expects to fund the Company's 1998 capital expenditures associated with improvements for its Comparable Inns from cash flow from operations and from available cash. Estimated 1998 expenditures associated with the developed properties and acquired inns will be financed from these sources together with borrowing under the Bank Credit Facility. The Company may issue additional equity or debt, or expand its Bank Credit Facility to fund future expansion activities.

   HISTORICAL CASH FLOWS

      1997 COMPARED TO 1996

Cash provided by operations increased $18.7 million, or 30.9%, from $60.5 million in 1996 to $79.2 million in 1997, generally as the result of increases in net income of $1.3 million, non-cash charges to income of $3.8 million and $13.6 million in various working capital components.

Net cash used by investing activities increased $4.7 million from $126.6 million in 1996 to $131.3 million in 1997, primarily resulting from expenditures for acquisitions, construction and renovation activities associated with the Company's expansion program and $38.1 million for expenditures related to the inn renewal program. Expenditures for property and equipment in 1997 include the acquisition of nine development sites and one inn for a total cost, including improvements of $37.9 million and $48.6 million related to improvements and renovations to 18 development sites and 27 properties acquired prior to 1997.

Net cash provided by financing activities decreased $35.6 million from $81.2 million in 1996 to $45.6 million in 1997. Cash provided by financing activities in 1996 included $62.6 million in net proceeds from the Offering after principal payments of long-term debt. 1997 includes net borrowings under the Bank Credit Facility of $89.2 million, which were offset by principal payments of long term debt of $37.9 million and the net purchase of common stock for treasury of $5.7 million.

     1996 COMPARED TO 1995

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

Net cash provided by financing activities increased $39.2 million from $42.0 million in 1995 to $81.2 million in 1996, primarily as a result of $148.6 million in proceeds of the Offering and net borrowings under the Bank Credit Facility of $25.4 million, which were partially offset by the purchase of treasury stock for $6.5 million and principal payments of long term debt of $86.0 million.

EBITDA

EBITDA increased $7.7 million, or 6.5%, from $118.0 million in 1996 to $125.7 million in 1997. EBITDA increased $9.0 million, or 8.3%, from $109.0 million in 1995 to $118.0 million in 1996. EBITDA in 1995 includes a special charge of $3.1 million for a change in management. EBITDA in 1996 and 1997 includes special charges of $2.5 million and $11.7 million, respectively, related to the inn renewal program. In addition, 1997 includes $1.4 million of severance compensation related to re-engineering. Had such special charges not been incurred, EBITDA would have been $112.1 million, $120.5 million and $138.8 million in 1995, 1996, and 1997, respectively. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt.

INFLATION

The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the revenues or net earnings of the Company in the three most recent years.

YEAR 2000 ISSUE

The "Year 2000" issue is related to computer systems that currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999 which could result in a system failure or cause disruption of business operations.

The Company is in the process of reviewing its computer systems and programs and identifying critical vendors with respect to the Year 2000 issue. The Company is assessing the amount of programming required to upgrade or replace each of its affected systems and expects to complete implementation and testing of systems revisions by early 1999. In addition, the Company is actively working with all of its major vendors and suppliers to assess their compliance efforts and the Company's exposure to them.

The Company is in the process of replacing its accounting software with a system that is Year 2000 compliant. The Company expects implementation of the new accounting system to be completed by the first quarter of 1999 at an approximate cost of $3 million.

The total cost to the Company of the Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from these estimates.

FORWARD LOOKING STATEMENTS; CERTAIN FACTORS AFFECTING FUTURE RESULTS

This Form 10-K includes forward looking statements, including, without limitation, statements concerning the Company's ability to increase REVPAR, the time and cost of completion of renovation and construction of, and improvements to, acquired inns and development sites, the chainwide property renewal program, the revenue management system, the impact of the revenue management system on REVPAR and the expected stabilization of acquired or developed inns. Any forward looking statements contained in this Form 10-K or any other reports or documents prepared by or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance and could cause actual results to differ, perhaps materially, from those set forth in such forward looking statements.

EXPANSION RISKS. The Company's ability to expand depends on a number of factors, including the selection and availability of suitable locations at acceptable prices, the hiring and training of sufficiently skilled management and personnel and the availability of financing. There can be no assurance that financing or desirable locations for acquisition or new development will be available or, if available, will be on terms acceptable to the Company. The Company expects that its franchising business will face risks that competition from other hotel franchising businesses may impair the Company's ability to attract franchisees and that franchisees may fail to uphold the Company's standards of quality and service or fail to fulfill their financial and other obligations to the Company. Furthermore, provisions in the indenture (the "Indenture") governing the Notes, in the Bank Credit Facility and in certain mortgage indebtedness agreements may restrict the Company's ability to meet its expansion objectives. See "Capital Resources and Liquidity." Although the Company believes that it has the infrastructure in place to accommodate the planned expansion, the Company's corporate management expenses will increase as the number of inns grows, which could adversely affect the Company's financial performance.

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

CYCLICALITY. The hotel industry is subject to periods of cyclical growth and downturn. From 1990 through 1992, for example, the U. S. hotel industry experienced a cyclical downturn which resulted from, among other things, over-building in the industry and sluggish general economic conditions in the United States. According to STR, in 1997, increases in room supply were greater than increases in demand for both the industry as a whole and the economy chain segment. There can be no assurance that downturns or prolonged adverse conditions in the hotel industry, in real estate or capital markets or in national or local economies will not have a material adverse impact on the Company.

SEASONALITY. Demand, and thus room occupancy, is affected by normally recurring seasonal patterns and, in most locations, is higher in the summer and early fall months (May through October) than the balance of the year. Historically, revenues in the first quarter have been lower than in other quarters and the Company has incurred net losses in the first quarter.

COMPETITION. The economy segment of the hotel industry is highly competitive. The Company's inns generally operate in areas that contain numerous competitors. Demographic, geographic, or other changes in one or more of the Company's markets could impact the convenience or desirability of the sites of certain hotels, which would adversely affect the operations of those hotels. There can be no assurance that new or existing competitors will not significantly lower rates or offer greater convenience, services or amenities or significantly expand or improve facilities in a market in which the Company's hotels compete, thereby adversely affecting the Company's operations. See "Item 2.
Business -- Competition." In addition, some of the Company's competitors have a larger network of locations and greater resources than the Company and are less leveraged than the Company. Competition may generally reduce the number of suitable hotel development or acquisition opportunities offered to the Company and increase the bargaining power of property owners seeking to sell, which could adversely affect the Company's financial performance.

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

ENVIRONMENTAL MATTERS. Various federal, state and local laws, ordinances and regulations impose liability on present and former real property owners and operators for the cost of cleaning up or removing contamination caused by hazardous or toxic materials. Such liability may be imposed without regard to fault or legality of the original actions, and may be joint and several with other responsible parties. If the liability is joint and several, the Company could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable. The presence of contamination at, or even adjacent to or near, a property also can affect the valuation of that property or the ability of the owner to sell, lease or obtain financing for the property and may in certain circumstances form the basis for liability to third persons for personal injury or other damages. See "Item 2.
Business - Environmental Considerations."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                Page
                                                                ----
Independent Auditors' Report on the Company                      25
Consolidated Balance Sheets of the Company as of December
  28, 1996 and January 3, 1998                                   26
Consolidated Statements of Income of the Company for the
  years ended December 30, 1995, December 28, 1996 and
  January 3, 1998                                                28
Consolidated Statements of Stockholders' Equity of the
  Company for the years ended December 30, 1995, December
  28, 1996 and January 3, 1998                                   29
Consolidated Statements of Cash Flows of the Company for the
  years ended
  December 30, 1995, December 28, 1996, and January 3, 1998      30
Notes to Consolidated Financial Statements of the Company        31

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Red Roof Inns, Inc.

We have audited the accompanying consolidated balance sheets of Red Roof Inns, Inc. and its subsidiaries as of December 28, 1996 and January 3, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Roof Inns, Inc. and its subsidiaries at December 28, 1996 and January 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1998 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Columbus, Ohio
February 16, 1998

RED ROOF INNS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 28, 1996 and January 3, 1998
(in thousands)

                                                                          December 28,   January 3,
                                                                              1996          1998
                                                                          ------------   ----------

                   ASSETS
                   CURRENT ASSETS:
                     Cash and cash equivalents                              $ 19,659      $ 13,154
                     Receivables:
                       Trade                                                   6,798         9,006
                       Income taxes                                            4,179
                     Supplies                                                  9,810        10,002
                     Prepaid expenses                                          1,012           851
                     Deferred income taxes                                     3,041         3,569
                                                                            --------      --------
                         Total current assets                                 44,499        36,582
                   PROPERTY AND EQUIPMENT:
                     Land                                                    141,125       155,456
                     Buildings and improvements                              566,418       608,323
                     Furniture, fixtures and equipment                        71,070       108,564
                     Construction in progress                                 28,692        49,326
                                                                            --------      --------
                         Total property and equipment                        807,305       921,669
                     Less accumulated depreciation and amortization           71,283        89,287
                                                                            --------      --------
                         Property and equipment -- net                       736,022       832,382
                   OTHER ASSETS:
                     Goodwill, net of accumulated amortization                72,446        70,181
                     Deferred loan fees and costs, net of accumulated
                       amortization                                            7,049         8,103
                     Other                                                     7,611         7,510
                                                                            --------      --------
                         Total other assets                                   87,106        85,794
                                                                            --------      --------

                         TOTAL                                              $867,627      $954,758
                                                                            ========      ========

                See notes to consolidated financial statements.

RED ROOF INNS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
December 28, 1996 and January 3, 1998
(in thousands, except par values)

                                                                                 December 28,   January 3,
                                                                                     1996          1998
                                                                                 ------------   ----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   CURRENT LIABILITIES:
                   Accounts payable                                                $ 13,984      $ 15,128
                   Accrued expenses:
                     Insurance                                                        4,496         4,157
                     Compensation                                                     5,396         7,534
                     Property taxes                                                   3,025         3,769
                     Sales and use taxes                                              2,567         3,772
                     Income taxes                                                                     313
                     Other                                                            5,726         5,072
                                                                                   --------      --------
                         Total accrued expenses                                      21,210        24,617
                   Current maturities of long-term debt:
                     Mortgage notes                                                  10,521        10,472
                     Obligations under capital leases                                 1,499         1,526
                                                                                   --------      --------
                         Total current liabilities                                   47,214        51,743
                   LONG-TERM DEBT (LESS CURRENT MATURITIES):
                     Mortgage notes                                                 205,745       171,885
                     Bank facility                                                   76,150       165,365
                     Senior unsecured notes                                         200,000       200,000
                     Obligations under capital leases                                 2,263         1,957
                                                                                   --------      --------
                         Total long-term debt                                       484,158       539,207
                   OTHER LONG-TERM LIABILITIES (LESS CURRENT MATURITIES):
                     Pension obligation                                                 638           590
                     Insurance                                                        6,570         7,298
                     Deferred income taxes                                            9,948        17,184
                                                                                   --------      --------
                         Total other long-term liabilities                           17,156        25,072
                   COMMITMENTS AND CONTINGENCIES
                   STOCKHOLDERS' EQUITY:
                     Preferred stock, $.01 par value; 10,000 shares authorized, no shares outstanding
                     Common stock, $.01 par value; 100,000 shares authorized,
                       shares issued: 1996 -- 28,412, 1997 -- 28,531                    284           285
                     Additional paid-in capital                                     266,516       268,140
                     Less treasury stock, at cost: 1996 -- 500 shares,
                       1997 -- 951 shares                                           (6,476)      (13,822)
                     Retained earnings                                               58,775        84,133
                                                                                   --------      --------
                         Total stockholders' equity                                 319,099       338,736
                                                                                   --------      --------

                   TOTAL                                                           $867,627      $954,758
                                                                                   ========      ========

                See notes to consolidated financial statements.

RED ROOF INNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 30, 1995, December 28, 1996 and January 3, 1998 (in thousands, except per share amounts)

                                                                                Years Ended
                                                                  ----------------------------------------
                                                                  December 30,   December 28,   January 3,
                                                                      1995           1996          1998
                                                                   (52 Weeks)     (52 Weeks)    (53 Weeks)
                                                                  ------------   ------------   ----------

                   REVENUES                                         $291,445       $317,437      $351,175
                   OPERATING EXPENSES:
                     Direct room                                     137,776        152,732       161,179
                     Depreciation and amortization                    26,892         28,230        34,335
                     Corporate                                        24,721         28,905        31,346
                     Marketing                                        17,347         16,134        20,853
                     Special charges                                   3,142         10,848        15,487
                                                                    --------       --------      --------
                       Total operating expenses                      209,878        236,849       263,200
                                                                    --------       --------      --------

                   OPERATING INCOME                                   81,567         80,588        87,975

                   INTEREST INCOME                                       152            394           183

                   INTEREST EXPENSE                                  (51,260)       (41,777)      (46,205)

                   OTHER INCOME                                          379            471           770
                                                                    --------       --------      --------

                   INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
                     ITEM                                             30,838         39,676        42,723

                   INCOME TAXES                                      (12,516)       (15,612)      (16,619)
                                                                    --------       --------      --------

                   INCOME BEFORE EXTRAORDINARY ITEM                   18,322         24,064        26,104

                   EXTRAORDINARY LOSS (net of income tax benefit
                     of $482)                                                                        (746)
                                                                    --------       --------      --------

                   NET INCOME                                       $ 18,322       $ 24,064      $ 25,358
                                                                    ========       ========      ========
                   INCOME PER SHARE BEFORE EXTRAORDINARY ITEM:
                     Basic                                          $   1.00       $   0.88      $   0.93
                                                                    ========       ========      ========
                     Diluted                                        $   0.99       $   0.87      $   0.93
                                                                    ========       ========      ========
                   EXTRAORDINARY LOSS PER SHARE:
                     Basic                                                                       $  (0.02)
                                                                                                 ========
                     Diluted                                                                     $  (0.03)
                                                                                                 ========
                   NET INCOME PER SHARE:
                     Basic                                          $   1.00       $   0.88      $   0.91
                                                                    ========       ========      ========
                     Diluted                                        $   0.99       $   0.87      $   0.90
                                                                    ========       ========      ========
                   WEIGHTED AVERAGE SHARES OUTSTANDING:
                     Basic                                            18,400         27,362        27,982
                                                                    ========       ========      ========
                     Diluted                                          18,521         27,549        28,167
                                                                    ========       ========      ========

                See notes to consolidated financial statements.

RED ROOF INNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 30, 1995, December 28, 1996 and January 3, 1998 (in thousands)

                                              Common Stock      Treasury Stock     Additional
                                            ----------------   -----------------    Paid-in     Retained
                                            Shares   Amount    Shares    Amount     Capital     Earnings    Total
                                            ------   -------   ------   --------   ----------   --------   --------

BALANCES AT DECEMBER 31, 1994               18,400    $184                          $ 99,816    $16,389    $116,389
Capital contribution                                                                  18,000                 18,000
Net income                                                                                       18,322      18,322
                                            ------    ----      ----    --------    --------    -------    --------

BALANCES AT DECEMBER 30, 1995               18,400     184                           117,816     34,711     152,711
Public stock offering (net of $11,368 of
  expenses)                                 10,000     100                           148,532                148,632
Stock options exercised                         12                                       168                    168
Purchase of treasury stock                                      (500)   $ (6,476)                            (6,476)
Net income                                                                                       24,064      24,064
                                            ------    ----      ----    --------    --------    -------    --------

BALANCES AT DECEMBER 28, 1996               28,412     284      (500)     (6,476)    266,516     58,775     319,099
Stock options exercised                        119       1                             1,639                  1,640
Sale of treasury stock                                            49         630         (15)                   615
Purchase of treasury stock                                      (500)     (7,976)                            (7,976)
Net income                                                                                       25,358      25,358
                                            ------    ----      ----    --------    --------    -------    --------

BALANCES AT JANUARY 3, 1998                 28,531    $285      (951)   $(13,822)   $268,140    $84,133    $338,736
                                            ======    ====      ====    ========    ========    =======    ========

                See notes to consolidated financial statements.

RED ROOF INNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 30, 1995, December 28, 1996 and January 3, 1998 (in thousands)

                                                                            Years Ended
                                                          ------------------------------------------------
                                                          December 30,      December 28,       January 3,
                                                              1995              1996              1998
                                                           (52 Weeks)        (52 Weeks)        (53 Weeks)
                                                          ------------      ------------      ------------

  CASH FLOWS FROM OPERATIONS:
  Net income                                               $  18,322         $  24,064         $  25,358
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization                             23,238            25,477            30,891
    Deferred income taxes                                      2,455             4,088             6,708
    Amortization of goodwill                                   2,265             2,266             2,265
    Loss from asset disposals and impairments                    975             8,297             2,627
    Amortization of other assets (principally deferred
      loan costs)                                              1,455             2,010             2,046
    Write-off of loan fees and costs                                                               1,228
  Change in assets and liabilities:
    Receivables                                               (1,068)           (2,987)            1,971
    Supplies                                                  (1,021)             (950)             (192)
    Prepaid expenses                                             (99)               42               161
    Accounts payable                                            (484)           (2,479)            2,026
    Accrued expenses                                           1,747               720             4,087
                                                           ---------         ---------         ---------
           Net cash provided by operations                    47,785            60,548            79,176
                                                           ---------         ---------         ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                                     1,357
  Expenditures for property and equipment                    (87,575)         (122,201)         (132,117)
  Change in other assets                                         161            (4,357)             (505)
                                                           ---------         ---------         ---------
           Net cash used by investing activities             (87,414)         (126,558)         (131,265)
                                                           ---------         ---------         ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                              (4,375)
  Proceeds from mortgage notes and bank facility             139,375           160,706           359,578
  Principal reduction in mortgage notes and bank
    facility                                                (110,396)         (220,962)         (307,994)
  Principal reduction in obligations under capital
    leases                                                      (586)             (826)             (279)
  Issuance of common stock and additional capital
    contributions                                             18,000           148,800             2,255
  Purchase of treasury stock                                                    (6,476)           (7,976)
                                                           ---------         ---------         ---------
           Net cash provided by financing activities          42,018            81,242            45,584
                                                           ---------         ---------         ---------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         2,389            15,232            (6,505)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               2,038             4,427            19,659
                                                           ---------         ---------         ---------
  CASH AND CASH EQUIVALENTS AT END OF YEAR                 $   4,427         $  19,659         $  13,154
                                                           =========         =========         =========
  INTEREST PAID                                            $  51,503         $  43,229         $  47,115
                                                           =========         =========         =========
  INTEREST CAPITALIZED                                     $   1,547         $   2,841         $   2,846
                                                           =========         =========         =========
  INCOME TAXES PAID                                        $  10,591         $  14,399         $   4,937
                                                           =========         =========         =========
  NON-CASH TRANSACTIONS:
    Capital expenditures included in accounts payable      $   1,812         $   7,181         $   6,299
                                                           =========         =========         =========

                See notes to consolidated financial statements.

RED ROOF INNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 30, 1995, December 28, 1996 and January 3, 1998

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL - The Company was formed in November 1993 and is a subsidiary of The Morgan Stanley Real Estate Fund, L.P. (MSREF). The Company operates on a 52-53 week fiscal year which ends on the Saturday nearest to December 31. At December 30, 1995 (1995), December 28, 1996 (1996) and January 3, 1998 (1997), the
Company operated 231, 248 and 254 inns, respectively. The 1995 and 1996 years consist of 52 weeks each and the 1997 year consists of 53 weeks.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Red Roof Inns, Inc. and its wholly owned subsidiaries, RRI Investment Co. and RRI Financial Inc. All material intercompany transactions and balances have been eliminated in consolidation.

NATURE OF OPERATIONS - The Company, whose revenues are primarily derived from room rentals, is an owner/operator and franchiser of economy inns. The Company's properties are primarily located throughout the Midwest, East, South and Gulf Coast regions of the United States. The Company began franchising economy inns in 1997 and at January 3, 1998 five franchised inns were in operation.

FRANCHISE REVENUE - Franchise revenue consists of royalty fees, which are based on a percentage of franchised inns gross room sales, and initial franchise fees which are recorded as revenue when an inn opens as a franchised unit. Total franchise revenue for 1997 was approximately $225,000. Reservation fees and marketing fees charged by the Company to its franchised inns (total of approximately $12,000 and $15,000, respectively for 1997) are recorded as a reduction of corporate and marketing expenses.

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

SUPPLIES - Supplies inventory is stated at cost, which represents the cost to supply the inns with their respective initial operating inventories. Replacements needed to maintain or increase the original operating inventory are charged to expense in the period such replacement or increase occurs.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization of property and equipment is based on the straight-line method over estimated composite useful lives that range from 3 to 15 years for furniture, fixtures and equipment and 12 to 40 years for buildings and improvements.

CAPITALIZATION OF DEVELOPMENT EXPENSES - Costs incurred by the Company related to site development and acquisitions are capitalized and allocated to the properties developed or acquired. Costs capitalized during 1995, 1996 and 1997 totaled $1,138,000, $2,162,000 and $2,385,000, respectively.

GOODWILL - The excess of the purchase price over the fair values of net assets acquired (goodwill) is being amortized on a straight-line basis over 35 years. Goodwill at December 28, 1996 and January 3, 1998 is net of accumulated amortization of $6,922,000 and $9,187,000, respectively.

DEFERRED LOAN FEES AND COSTS - Deferred loan fees and costs are amortized using the straight-line method over the terms of the loans ranging from 5 to 15 years. Deferred loan fees and costs at December 28, 1996 and January 3, 1998 are net of accumulated amortization of $2,958,000 and $3,571,000, respectively.

In May 1997, the Company refinanced its $150 million bank credit facility with a $250 million bank credit facility. In connection with the refinancing, the Company recognized an extraordinary charge against income of $746,000, net of tax, ($.02 per share -- basic and $.03 per share -- diluted) related to the write off of unamortized loan costs of $1,228,000.

RED ROOF INNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OTHER ASSETS - Other assets principally include software costs, net of accumulated amortization using the straight-line method over a useful life of five years, preliminary site acquisition costs, escrow deposits for furniture replacements and investments in affiliates.

ASSET IMPAIRMENTS - Annually, or more frequently if events or circumstances change, a determination is made by management, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, to ascertain whether property and equipment, goodwill, and other intangible assets have been impaired based on the sum of estimated future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss in an amount necessary to write down such assets to a fair value as determined from expected discounted cash flows. During 1996, the Company recorded an impairment charge of $450,000 related to land held for sale and a charge of $7,847,000 related to assets being disposed in connection with its inn renewal program. During 1997, the Company recorded a charge of $3,009,000 substantially related to assets being disposed in connection with its inn renewal program. These amounts have been included in special charges. (See Note 10).

Based upon its most recent analysis, the Company believes that property, goodwill and other intangibles at January 3, 1998 are realizable and the depreciation and amortization periods are appropriate.

INCOME TAXES - The Company is subject to federal, state and local income taxes. Income taxes are provided for all taxable items included in the statements of income in accordance with SFAS No. 109.

SELF-INSURANCE PROGRAMS - The Company uses a retrospective self-insurance plan for general liability and workers' compensation. A liability has been recorded in the financial statements based on information currently available as to the estimated ultimate cost for incidents incurred prior to the balance sheet dates. Losses in excess of certain limits are insured with third-party insurance companies. Estimated payments against the insurance liability for each of the next five years are: 1998 -- $4,157,000; 1999 -- $2,492,000; 2000 -- $1,881,000;
2001 -- $1,549,000 and 2002 -- $473,000.

ADVERTISING - The Company expenses the costs of advertising (including production costs) the first time advertising takes place. Advertising expenses consist of local advertising which is included in direct room expenses and billboard and national media advertising which is included in marketing and inn renewal program expenses. Advertising expense was $17,728,000, $17,907,000 and $25,224,000 for 1995, 1996 and 1997, respectively.

EARNINGS PER SHARE - In 1997, the Company adopted SFAS No. 128, "Earnings Per Share" which required retroactive adoption. The new standard simplifies the computation of earnings per share and requires the presentation of basic and diluted earnings per share. Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the years presented. Diluted income per share amounts are based on the weighted average number of shares of common stock and stock options outstanding during the years presented.

CASH EQUIVALENTS - Cash in excess of daily requirements is invested in money market and government securities with maturities of three months or less. Such investments are considered to be cash equivalents. The majority of such funds are held by the Company's administrative agent bank. The Company has not experienced any losses on these investments.

RECLASSIFICATIONS - Certain amounts in the prior years' financial statements have been reclassed to conform with the 1997 presentation.

2.   TRANSACTIONS WITH AFFILIATES

The Company operates two hotels under long-term capital lease agreements with affiliated partnerships which own the hotels. Such affiliation exists because the Company is a partner in the partnerships. The Company's ownership interests in the operating profits and losses of such partnerships are 3% and 29%, respectively, and ownership in the residual values of such partnerships is 73% and 80%, respectively. The partnerships are consolidated as capital leases and are immaterial to the consolidated financial statements.

The Company was provided certain underwriting services through an affiliate of MSREF in connection with the Company's 1996 initial public stock offering and obtains certain shared administrative services with unrelated parties through master contracts available through MSREF.

3.   LEASES

The Company leases certain assets used in its operations under long-term capital leases, principally three hotels (including one with an unrelated party) and land. These leases typically contain renewal and purchase options and expire at various dates through 2006. The leases generally require payment of property taxes, insurance and maintenance costs. The Company leases land, hotels, a warehouse and billboard advertising space under noncancelable operating leases. Land leases expire at various dates through 2034 and other leases expire at various dates through 2019. Total operating rent expense for 1995, 1996 and 1997 was $11,269,000, $12,622,000 and $12,248,000, respectively.

Future minimum lease payments under non-cancelable leases January 3, 1998 are as follows (in thousands):

                                                                    Capital      Operating
                   Year                                              Leases        Leases
                   ----                                           ------------   ----------
                   1998                                              $1,729       $ 7,161
                   1999                                                 510         3,973
                   2000                                                 497         2,097
                   2001                                                 359         1,383
                   2002                                                 359         1,275
                   Thereafter                                           852        19,870
                                                                     ------       -------
                     Total minimum lease payments                     4,306       $35,759
                                                                                  =======
                   Less amount representing interest                    823
                                                                     ------

                     Present value of minimum lease payments          3,483
                   Less current maturities                            1,526
                                                                     ------
                     Total non-current                               $1,957
                                                                     ======

The following is a summary of property and equipment under capital leases (in thousands):

                                                                  December 28,   January 3,
                                                                      1996          1998
                                                                  ------------   ----------
                   Land                                              $1,220        $1,220
                   Buildings                                          3,251         3,251
                                                                     ------        ------
                     Total                                            4,471         4,471
                   Less accumulated depreciated and amortization        999         1,328
                                                                     ------        ------
                     Property and equipment under capital
                       leases -- net                                 $3,472        $3,143
                                                                     ======        ======

RED ROOF INNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   MORTGAGE NOTES AND BANK FACILITY

                                                                                December 28,   January 3,
                                                                                    1996          1998
                                                                                ------------   ----------
                                                                                     (in thousands)
                   Mortgage notes, weighted average fixed interest rates of
                     10.0% at December 28, 1996 and 10.1% at January 3, 1998,
                     monthly payments of principal and interest due through
                     January 2009                                                 $202,035      $170,057
                   Mortgage notes, weighted average variable interest rates of
                     7.0% at December 28, 1996 and 6.9% at January 3, 1998,
                     interest adjustable at intervals from one month to six
                     years, varying monthly payments of principal and interest
                     due through January 2000                                       14,231        12,300
                   Bank facility, weighted average variable interest rates of
                     7.6% at December 28, 1996 and 7.7% at January 3, 1998 due
                     May 2002                                                       76,150       165,365
                                                                                  --------      --------
                            Total                                                  292,416       347,722
                            Less current maturities                                 10,521        10,472
                                                                                  --------      --------
                            Total mortgage notes and bank facility (less
                              current maturities)                                 $281,895      $337,250
                                                                                  ========      ========

Principal payments due for each of the next five years are: 1998 -- $10,472,000; 1999 -- $23,381,000; 2000 -- $20,437,000; 2001 -- $27,477,000; and
2002 -- $199,652,000.

In May 1997, the Company refinanced its $150 million bank credit facility with a $250 million bank credit facility. The available borrowing commitment declines to $245 million in March 2000 and periodically declines thereafter to $150 million at the May 2002 maturity date. Borrowings under the bank credit facility bear interest at either LIBOR plus tiered spreads based upon the Company's leverage ratios or the administrative agent's prime rate. The bank credit facility also contains various covenants that include restrictions on the incurrence of additional debt, stock repurchase and the payment of dividends which are similar to the covenants related to the senior unsecured notes. The bank credit facility contains events of default. Both the covenants and events of default are customary for financing of similar size and nature, including a change in control of the Company.

Notes payable and the bank credit facility are collateralized by certain property and equipment with a net book value totaling $380,000,000 and $470,000,000 at December 28, 1996 and January 3, 1998, respectively.

As of January 3, 1998, the Company has $4,323,000 in standby letters of credit from banks, expiring at various dates through December 2005.

5.   SENIOR UNSECURED NOTES

In December 1993, the Company issued $200,000,000 of senior unsecured notes (the "Notes") due 2003. The Notes bear interest at 9-5/8% payable semi-annually. The Notes contain covenants that include restrictions on the incurrence of additional debt, stock repurchase and the payment of dividends. At January 3, 1998, $186,170,000 is available for restricted payments under the terms of the Notes of which $49,566,000 is available from retained earnings.

The Notes are not redeemable by the Company until December 15, 1998 when they become redeemable at 104.813% of their principal amount, declining ratably to par on and after December 15, 2000, plus accrued interest.

6.   STOCKHOLDERS' EQUITY

During 1995, the Company's stockholders made a capital contribution of $18,000,000 to provide funds for inn acquisitions. On January 31, 1996, the Company issued 10,000,000 shares of common stock in an initial public offering (the "Offering") at a price of $16.00 per share. Net proceeds of the Offering were approximately $149 million which were used to repay approximately $128 million of mortgage indebtedness. Approximately $21 million was retained for inn acquisitions, conversions, new development and for general corporate purposes.

In connection with the Offering, $9.6 million in underwriting discounts and commissions were paid to certain underwriters, including an affiliate of MSREF.

In August 1996, the Company repurchased 500,000 shares of its common stock in the open market for an aggregate purchase price of $6,476,000, or $12.95 per share. During the fourth quarter of 1997, the Company purchased 500,000 shares of its common stock in the open market for an aggregate purchase price of $7,976,000, or $15.95 per share. The shares were placed in treasury and will be used to fulfill the Company's requirements for its stock option and stock purchase plans.

7.   EMPLOYEE AND DIRECTOR STOCK PLANS

In March 1995, the Company adopted a non-qualified Management Stock Option Plan for certain officers and employees effective as of December 29, 1994. In December 1995, the Company's Board of Directors adopted the Amended and Restated 1994 Management Equity Incentive Plan (the "Plan"). The Plan is overseen by the Compensation Committee appointed by the Board of Directors, which is comprised of not less than two directors who are not officers or employees of the Company.

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

Generally, each option will have a term ending 10 years from the date of grant. Each option will vest and become exercisable on such date or dates and on the basis of other criteria, including without limitation the performance of the Company, as the committee may determine at its discretion and as shall be specified in the option agreement evidencing the grant of such options. The option price is determined by the committee at the time of the grant and may not be less than the fair market value of the shares of common stock on the date of grant (exclusive of the options granted in 1994, which were issued at less than fair market value at the time of the grant.) Options granted in 1995, 1996 and 1997 vest at the rate of 25% per year.

In October 1995, the Company adopted the 1995 Director Stock Option Plan for directors who are not officers or employees of the Company. The plan is administered by a committee of not less than two directors appointed by the Board of Directors. Any eligible director is automatically granted an initial option to purchase 10,000 shares. Subsequently, following each annual meeting of the stockholders of the Company, each eligible director shall be granted an option to purchase 1,000 shares. The initial option to purchase 10,000 shares vests in equal amounts over a five-year period and future grants vest immediately. The exercise price of the options is based on the fair market value of the common stock on the last trading day prior to the date on which the option is granted. All options expire 10 years after the date of grant. The Company has reserved 60,000 shares under the Plan and in 1996 and 1997, granted options to purchase 10,000 and 22,000 shares, respectively.

RED ROOF INNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes option activity for the years presented:

                                                  Number     Weighted Average
                                                 of Shares    Exercise Price
                                                 ---------   ----------------
                   Outstanding December 31,
                     1994                          410,500        $ 5.43
                     Granted                       408,200         13.27
                     Cancelled                    (176,000)         8.69
                                                 ---------        ------
                   Outstanding December 30,
                     1995                          642,700          9.52
                     Granted                       760,900         14.74
                     Exercised                     (14,175)         6.12
                     Canceled                     (117,925)         5.92
                                                 ---------        ------
                   Outstanding December 28,
                     1996                        1,271,500         13.02
                     Granted                       521,000         15.73
                     Exercised                    (152,275)         8.88
                     Canceled                     (191,525)        14.71
                                                 ---------        ------
                   Outstanding January 3, 1998   1,448,700        $14.21
                                                 =========        ======

At December 30, 1995, December 28, 1996 and January 3, 1998, options exercisable under the Company's stock option plans totaled 210,550; 518,149 and 734,640 shares, respectively, and had a weighted average option price per share of $7.66, $11.51 and $13.01, respectively. For options outstanding at January 3, 1998, 124,750, 430,555, and 179,335 shares are exercisable at a weighted average exercise price of $5.43, $13.91, and $16.11, respectively. The weighted average remaining contractual life of these options is 6.0, 8.3, and 8.3 years, respectively.

At January 3, 1998, 844,850 shares are available for future grants of stock options.

During 1995, 1996 and 1997, the Company recognized compensation expense in corporate expenses of $488,000, $339,000 and $281,000 respectively, related to the granting of options in 1994 at less than fair market value at the date of grant. Grants in 1995, 1996 and 1997 were issued at fair market value.

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company applies APB No. 25 in accounting for its stock-based compensation plans. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for options granted in 1995, 1996 and 1997, net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                              1995      1996      1997
                                             -------   -------   -------
                   Net income
                     As reported             $18,322   $24,064   $25,358
                                             =======   =======   =======
                     Pro forma               $18,107   $22,710   $23,940
                                             =======   =======   =======
                   Basic earnings per share
                     As reported             $  1.00   $   .88   $   .91
                                             =======   =======   =======
                     Pro forma               $   .98   $   .83   $   .86
                                             =======   =======   =======
                   Diluted earnings per
                     share
                     As reported             $   .99   $   .87   $   .90
                                             =======   =======   =======
                     Pro forma               $   .98   $   .82   $   .85
                                             =======   =======   =======

The following weighted average assumptions were used in the option pricing model: a risk free interest rate of 7.7%, 6.7% and 6.8% for 1995, 1996 and 1997, respectively; an expected life of the options of 7.5 years; no expected dividend yield and a volatility factor of .25 for 1995 and 1996 and volatility factor of
 .26 for 1997. The weighted average per share fair value of the options granted in 1995, 1996 and 1997 was $6.91, $6.59 and $7.40, respectively.

Due to the inclusion of only 1995, 1996 and 1997 option grants, the effects of applying SFAS No. 123 in 1995, 1996 and 1997 may not be representative of the pro forma impact in future years.

8.   EMPLOYEE STOCK PURCHASE PLAN

In February 1998, the Company's Board of Directors adopted the Company's Amended and Restated 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan") which is intended to qualify under Sec. 423 of the Internal Revenue Code. The purpose of the Stock Purchase Plan is to provide employees of the Company with an opportunity to acquire or increase a proprietary interest in the Company by applying payroll deductions or contributions to the purchase of shares of the Company's common stock. All employees of the Company are eligible to participate in the Stock Purchase Plan. The purchase price is 85% of the fair market value of the Company's common stock at the beginning of the contribution period, which begins on the last Sunday of January and ends on the last Saturday of the following January of each year or, if less, 85% of such fair market value on the last day of the contribution period. The Stock Purchase Plan allows employees to purchase shares through contribution or payroll deductions of up to 10% of base pay, and provides that no employee may purchase in any calendar year shares having a value (determined at the time the right to purchase is granted) in excess of $25,000. The aggregate number of shares of common stock reserved for purchase under the stock purchase plan is 300,000. Such shares may be either authorized by unissued shares or issued shares reacquired by the Company and held as treasury shares.

In January 1997, the Company sold 48,647 shares of common stock out of treasury to employees at $12.64 per share for the 1996 plan year and in January 1998, sold 34,916 shares of common stock out of treasury to employees at $15.19 per share for the 1997 plan year. The weighted average per share fair value of the shares issued in 1997 and 1998 was $3.26 and $3.87, respectively.

9.   RETIREMENT PLANS

The Company has a defined benefit pension plan (the "Pension Plan") covering all employees except seasonal employees. The benefits are based on years of service, final average compensation and final average compensation in excess of average social security covered compensation at retirement. The Company's funding policy was to contribute annually at least the minimum amount required under the funding standards of ERISA. Pension Plan assets are held by a bank trust company and are invested primarily in cash equivalents and fixed income investments. On December 28, 1996, the Company froze the Pension Plan which decreased the Company's projected benefit obligations by $2,500,000 and resulted in a curtailment gain of $286,000. During 1997, the Company terminated the Pension Plan, subject

RED ROOF INNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to receipt of appropriate regulatory approvals. Earned benefits through the date the Pension Plan was frozen are expected to be paid to employees during 1998, at which time a final settlement cost of approximately $1,600,000 will be paid by the Company.

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% and 6.11% at December 28, 1996 and January 3, 1998, respectively. The decrease in the discount rate for 1997 reflects the interest rate that will be used to determine lump sum payments for the Pension Plan termination. The rate of increase in future compensation was 5% and the expected long-term rate of return on assets was 9% for 1996.

The following table sets forth the Pension Plan's funded status as of December 28, 1996, and January 3, 1998 and amounts recognized in the financial statements (in thousands):

                                                          December 28,   January 3,
                                                              1996          1998
                                                          ------------   ----------
                   Actuarial present value of benefit
                     obligations:
                     Vested benefit obligation              $  8,005      $ 10,818
                                                            ========      ========
                     Accumulated benefit obligation         $  8,313      $ 10,818
                                                            ========      ========
                     Projected benefit obligation           $ (8,313)     $(10,818)
                     Pension Plan assets at fair value         7,753         9,273
                                                            --------      --------
                         Pension Plan assets less than
                            projected benefit obligation
                            at November 30                      (560)       (1,545)
                     Unrecognized net loss                                   1,078
                     Pension income accrual for December           7             8
                                                            --------      --------
                         Pension liability at end of
                            year                            $   (553)     $   (459)
                                                            ========      ========

                                                              1995           1996          1997
                                                          ------------   ------------   ----------
                   Components of pension cost:
                     Service cost                           $    545       $    736
                     Interest cost                               475            588      $    581
                     Actual return on plan assets               (373)          (543)         (675)
                     Net amortization and deferral                (5)            52
                     Curtailment gain                                          (286)
                                                            --------       --------      --------
                         Pension cost (credit)              $    642       $    547      $    (94)
                                                            ========       ========      ========

In addition to the Pension Plan described above, the Board of Directors agreed to establish a supplementary pension plan for its President and Chief Executive Officer. Accordingly, the Company has an additional accrued liability of $85,000 and $131,000 as of December 28, 1996 and January 3, 1998, respectively, related to such supplementary plan.

In July 1997, the Board of Directors adopted the Company's 401(k) Savings Plan (the "Savings Plan") which qualifies under Section 401(a) of the Internal Revenue Code. The purpose of the Savings Plan is to encourage current employees to save funds for retirement, attract new employees and retain current employees. All Company employees with one year of service who meet certain other minimum age and hours of service requirements are eligible to participate in the Savings Plan. The Savings Plan allows employees to deduct up to 15% of their base and bonus pay, subject to various limitations required by the I.R.S. The Company matched 25% of employee contributions up to 6% of base and bonus pay in 1997 and may or may not, at its sole discretion match this or other amounts in the future. The 1997 expense related to this plan was approximately $171,000.

The Company adopted a Deferred Compensation Plan and Executive Deferred Compensation Plan (the "Compensation Plans") effective February 1, 1998 to provide a tax deferred accumulation opportunity to a select group of management employees through deferrals of cash compensation and company related contributions. Participants in the Compensation Plans may contribute 1% to 15% of their base annual salary which, when added to their Savings Plan deferral, does not exceed the dollar limitation in effect under Internal Revenue Service Code Section 402(g). Participants in the Executive Deferred Compensation portion of the Compensation Plans may contribute up to 50% and 100% of their base salary and bonus, respectively.

10.   SPECIAL CHARGES

The following special charges were incurred by the Company during the years presented (in thousands):

                                            1995      1996      1997
                                           -------   -------   -------
                   Severance compensation  $ 3,142             $ 1,421
                   Asset impairment
                     charge                          $   450
                   Inn renewal program                10,398    14,066
                                           -------   -------   -------
                            Total special
                              charges      $ 3,142   $10,848   $15,487
                                           =======   =======   =======

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

During 1996, the Company recorded an impairment charge of $450,000, in accordance with SFAS No. 121, related to land held for sale.

In 1996, the Company commenced Project BIG RED, a chainwide property renewal program that refurbished and enhanced both the interior decor and exterior of approximately 85% of the Company's inns and provided additional room amenities and services for guests. Included in the program are expenditures to update guest rooms with new carpet, wallcovering, furniture, bedspreads and drapes. Improvements to the exterior of the properties include painting, new signs, improved lighting and additional landscaping. The expanded program is expected to be completed in the second quarter of 1998 at a total cost of approximately $68 million. In 1997 and 1996, the Company incurred expenditures of $50,031,000 and $10,745,000, respectively, related to this program of which $38,134,000 and $8,095,000 was capitalized and $11,679,000 and $2,551,000 was expensed, respectively. In addition, the Company recognized charges of $2,387,000 and $7,847,000 in 1997 and 1996, respectively, related to early asset retirements in connection with the program.

In the second half of 1977, the Company commissioned a task force to perform a thorough examination of its corporate structure and processes to increase productivity and reduce costs in relation to its strategic growth plans ("re-engineering program"). Among the task force recommendations implemented were (i) the elimination of repetitive processes and increased utilization of its corporate resources through the consolidation of selected corporate departments, (ii) redirected corporate resources toward the franchise program and corporate sales group, and (iii) measures undertaken to increase hotel operating efficiencies. The Company took a fourth quarter charge to income of $1,421,000 related to severance expenses associated with the re-engineering program.

RED ROOF INNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.   INCOME TAXES

The components of the provision for income taxes consist of the following (in thousands):

                                                           1995           1996          1997
                                                       ------------   ------------   ----------
                   Federal:
                     Current                             $ 8,340        $ 9,304       $ 9,326
                     Deferred                              1,612          3,660         4,903
                                                         -------        -------       -------
                            Total federal                  9,952         12,964        14,229
                                                         -------        -------       -------
                   State and local:
                     Current                               1,721          2,220           585
                     Deferred                                843            428         1,805
                                                         -------        -------       -------
                            Total state and local          2,564          2,648         2,390
                                                         -------        -------       -------
                   Total                                 $12,516        $15,612       $16,619
                                                         =======        =======       =======
                   Effective tax rate                       40.6%          39.4%         38.9%
                                                         =======        =======       =======

The effective tax rate differs from the statutory rate as follows:

                   Statutory rate                           35.0%          35.0%         35.0%
                   State and local taxes, net of
                     federal tax effect                      5.4            4.3           3.6
                   Other                                      .2            0.1            .3
                                                         -------        -------       -------
                   Total                                    40.6%          39.4%         38.9%
                                                         =======        =======       =======

The tax effects of significant items comprising the Company's net deferred tax balances are as follows (in thousands):

                                                       December 28,   January 3,
                                                           1996          1998
                                                       ------------   ----------
                   Deferred tax assets:
                     Self-insured expenses               $ 4,340       $ 4,444
                     Capital lease obligations             1,007           897
                     Other expense accruals                1,841         2,341
                                                         -------       -------
                            Total deferred tax assets      7,188         7,682
                                                         -------       -------
                   Deferred tax liabilities:
                     Goodwill and basis of assets
                       acquired                           11,308        11,504
                     Excess tax over book
                       depreciation and amortization       2,787         9,793
                                                         -------       -------
                            Total deferred tax
                              liabilities                 14,095        21,297
                                                         -------       -------
                   Net deferred tax liability            $ 6,907       $13,615
                                                         =======       =======

12.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal proceedings arising from the normal course of business. While the ultimate liability, if any, from these proceedings is presently indeterminable, in the opinion of management, these matters should not have a material adverse effect on the consolidated financial statements of the Company.

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments disclosed below as of December 28, 1996 and January 3, 1998 were determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of financial instruments; (i) mortgage notes -- the estimated fair value is based on current rates and payment terms offered to the Company and (ii) senior unsecured notes -- the estimated fair value is based upon a quoted published market price (in thousands):

                                                      Carrying Value           Estimated Fair Value
                                                 -------------------------   -------------------------
                                                 December 28,   January 3,   December 28,   January 3,
                                                     1996          1998          1996          1998
                                                 ------------   ----------   ------------   ----------
                   Mortgage notes and bank
                     facility                      $292,416      $347,722      $307,000      $361,000
                   Senior unsecured notes           200,000       200,000       199,000       208,000

14.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      First        Second       Third        Fourth       Full
                                                     Quarter      Quarter      Quarter      Quarter       Year
                                                     --------     --------     --------     --------    --------
                                                           (in thousands, except per share amounts)

         1996
         Revenues                                    $ 68,073     $ 83,793     $ 92,535     $ 73,036    $317,437
         Operating income                               9,237(1)    28,961       33,563        8,827(2)   80,588(1)(2)
         Net income (loss)                             (1,311)(1)   11,387       14,029          (41)(2)  24,064(1)(2)
         Net income (loss) per share:
           Basic                                        (0.05)(1)     0.40         0.50           --(2)     0.88(1)(2)
           Diluted                                      (0.05)(1)     0.40         0.50           --(2)     0.87(1)(2)
         1997
         Revenues                                    $ 72,694     $ 92,256     $ 99,661     $ 86,564    $351,175
         Operating income                               5,350(3)    27,250       35,841(3)    19,534(3)   87,975(3)(4)
         Income (loss) before extraordinary item       (3,562)(3)    9,713(3)(4) 14,952(3)     5,001(3)   26,104(3)(4)
         Extraordinary loss                                           (746)(4)                              (746)(4)
         Net income (loss)                             (3,562)(3)    8,967(3)(4) 14,952(3)     5,001(3)   25,358(3)(4)
         Income (loss) per share before
           extraordinary item:
           Basic                                        (0.13)(3)     0.35(3)      0.53(3)      0.18(3)     0.93(3)
           Diluted                                      (0.13)(3)     0.35(3)      0.53(3)      0.18(3)     0.93(3)
         Extraordinary loss per share:
           Basic                                                     (0.03)(4)                 (0.02)(4)
           Diluted                                                   (0.03)(4)                 (0.03)(4)
         Net income (loss) per share:
           Basic                                        (0.13)(3)     0.32(3)(4)   0.53(3)      0.18(3)     0.91(3)(4)
           Diluted                                      (0.13)(3)     0.32(3)(4)   0.53(3)      0.18(3)     0.90(3)(4)

(1) Operating income was reduced and net income (loss) was affected by a special charge related to a SFAS No. 121 adjustment to recognize impairment of fixed assets of $450 and $269 ($.01 per share -- basic and diluted), respectively.

(2) Operating income and net income was reduced by a special charge related to the inn renewal program of $10,398 and $6,212 ($.23 per share -- basic and diluted), respectively.

RED ROOF INNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) Operating income, income before extraordinary item and net income were reduced by special charges related to the inn renewal program as follows: first quarter -- $4,771 and $2,899 ($.10 per share -- basic and diluted); second quarter -- $4,770 and $2,897 ($.10 per share -- basic and diluted); third quarter -- $2,333 and $1,417 ($.05 per share -- basic and diluted); fourth quarter -- $2,192 and $1,381 ($.05 per share -- basic and diluted), and full year -- $14,066 and $8,594 ($.31 per share -- basic and $.30 per share -- basic and diluted), respectively.

(4) Net income was reduced by and extraordinary charge of $746, net of tax, ($.02 per share basic and $.03 per share -- diluted) related to the write-off of unamortized loan costs on the refinancing of the Company's bank credit facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

The information in the proxy statement for the Company's 1998 annual meeting of stockholders under the headings "Election of Directors", "Compensation of Directors", "Executive Officers" and "Compliance With Section 16 (a) of The Exchange Act" is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information in the proxy statement for the Company's 1998 annual meeting of stockholders under the heading "Executive Compensation" is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the proxy statement for the Company's 1998 annual meeting of stockholders under the heading "Voting Securities and Principal Holders Thereof" is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the proxy statement for the Company's 1998 annual meeting of stockholders under the headings "Election of Directors," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

                   (1)  Financial Statements
                        - Independent Auditors' Report on the Company.
                        - Consolidated Balance Sheets of the Company as of December
                          28, 1996 and January 3, 1998.
                        - Consolidated Statements of Income of the Company for the
                          years ended December 30, 1995, December 28, 1996 and January
                          3, 1998.
                        - Consolidated Statements of Stockholders' Equity of the
                          Company for the years ended December 30, 1995, December 28,
                          1996 and January 3, 1998.
                        - Consolidated Statements of Cash Flows of the Company for
                          the years ended December 30, 1995, December 28, 1996 and
                          January 3, 1998.
                        - Notes to Consolidated Financial Statements of the Company.

                   (2)  Financial Statement Schedules
                        The financial statement schedules listed below are included in the pages following.
                        - Financial Statement Schedule II, Valuation and Qualifying
                          Accounts, for the years ended December 30, 1995, December
                          28, 1996 and January 3, 1998.
                          Schedules other than those mentioned above are omitted
                          because the conditions requiring their inclusion in this
                          document do not exist or because the information is given
                          in the financial statements or notes thereto.

                   (3)  The following exhibits are filed as a part of this report:
                         2.1  The Merger Agreement dated as of August 12, 1993, as
                              amended, among the Company, MSREF and the Trueman Trust
                              (incorporated by reference to Exhibit 2.01 to the Company's
                              Registration Statement on Form S-1, File No. 33-76848).
                        3.01  Amended and Restated Certificate of Incorporation of the
                              Company (incorporated by reference to Exhibit 3.01 to the
                              Company's Annual Report on Form 10-K for the fiscal year
                              ended December 30, 1995).
                        3.02  Form of Amended and Restated Bylaws of the Company
                              (incorporated by reference to Exhibit 3.02 to the Company's
                              Registration Statement on Form S-1, File No. 33-97914).
                        4.01  Form of certificate representing shares of Common stock, par value $.01 per share (incorporated by reference to Exhibit
                              4.01 to the Company's Registration Statement on Form S-1,
                              File No.(33-97914).
                       10.01  Indenture, dated as of December 17, 1993, from the Company to The Bank of New York, as Trustee (incorporated by
                              reference to Exhibit 4.02 to the Company's Annual Report on
                              Form 10-K for the fiscal year ended December 31, 1994).
                      *10.02  Employment Agreements between the Company and Messrs.
                              Campbell and Tallis (incorporated by reference to Exhibit
                              10.02 to the Company's Annual Report on Form 10-K for the
                              fiscal year ended December 31, 1994).
                      *10.03  Employment Agreement between the Company and Mr. Cash
                              (incorporated by reference to Exhibit 10 to the Company's
                              Quarterly Report on Form 10-Q for the 26 weeks ended July 1,
                              1995).
                       10.04  Loan Agreement, dated as of November 9, 1995, between the
                              Company and Huntington National Bank and a bank group
                              (incorporated by reference to Exhibit 10.1 to the Company's
                              Quarterly Report on Form 10-Q for the 39 weeks ended
                              September 30, 1995).
                       10.05  First, Second and Third Amendments dated November 21, 1995,
                              December 12, 1995 and April 6, 1996, respectively, to Loan
                              Agreement, dated as of November 9, 1995, between the Company and Huntington National Bank and a bank group (incorporated by reference to Exhibits 10.01, 10.02 and 10.03 to the
                              Company's Quarterly Report on Form 10-Q for the 13 weeks
                              ended March 30, 1996).
                       10.06  Fourth Amendment dated June 27, 1996 to Loan Agreement, dated as of November 9, 1995, between the Company and
                              Huntington National Bank and a bank group (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report of Form 10-Q for the 26 weeks ended June 29, 1996).
                      *10.07  1995 Director Stock Option Plan (incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form
                              10-Q for the 39 weeks ended September 30, 1995).
                       10.08  Shareholders Agreement among the Company and all its shareholders, dated as of April 6, 1994 (incorporated by
                              reference to Exhibit 10.07 to the Company's Registration
                              Statement on Form S-1, File No. 33-97914).
                       10.09  Amendment No. 1 to Shareholders Agreement among the Company and all its shareholders (incorporated by reference to
                              Exhibit 10.07 to the Company's Annual Report on Form 10-K
                              for the fiscal year ended December 30, 1995).
                      *10.10  Form of 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.09 to the Company's Registration
                              Statement on Form S-1, File No. 33-97914).
                      *10.11  Form of Amended and Restated 1994 Management Equity
                              Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File
                              No. 33-97914).
                      *10.12  Employment Agreement between the Company and Mr. Chichester
                              (incorporated by reference to Exhibit 10.11 to the Company's
                              Annual Report on Form 10-K for the fiscal year ended
                              December 30, 1995).
                      *10.13  1996 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.04 to the Company's Quarterly Report of Form 10-Q for the 13 weeks ended March 30, 1996).
                      *10.14  Amended and Restated Credit Agreement, dated May 21, 1997, between the Company and The Huntington National Bank and a bank group (incorporated by reference to Form 8-K dated June
                              30, 1997).
                       11.01  Statement re computation of per share earnings.

                       12.01  Statement re computation of ratios.
                       23.00  Consent of Deloitte & Touche LLP.
                 24.00-24.06  Directors and Officers Powers of Attorney

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Red Roof Inns, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March 1998.

                                         RED ROOF INNS, INC.

                                         By /s/ FRANCIS W. CASH

                                          --------------------------------------
                                          Name:   Francis W. Cash
                                          Title:  Chairman of the Board,
                                                  President,
                                                  Chief Executive Officer and
                                                  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Red Roof Inns, Inc. and in the capacities and on the dates indicated.

        Signature                                  Title                               Date
        ---------                                  -----                               ----

/s/ FRANCIS W. CASH               Chairman of the Board, President,               March 24, 1998
--------------------------        Chief Executive Officer and Director
Francis W. Cash

/s/ DAVID N. CHICHESTER           Executive Vice President,                       March 24, 1998
--------------------------        Chief Financial Officer and Director
David N. Chichester

/s/ ROBERT M. HARSHBARGER         Senior Vice President,                          March 24, 1998
--------------------------        Controller and Chief Accounting Officer
Robert M. Harshbarger

*                                 Director                                        March 24, 1998
--------------------------
James M. Allwin

*                                 Director                                        March 24, 1998
--------------------------
Thomas E. Dobrowski

*                                 Director                                        March 24, 1998
--------------------------
John A. Henry

*                                 Director                                        March 24, 1998
--------------------------
William M. Lewis, Jr.

*                                 Director                                        March 24, 1998
--------------------------
Edward D. Powers

*                                 Director                                        March 24, 1998
--------------------------
Judith A. Rogala

*                                 Director                                        March 24, 1998
--------------------------
Owen D. Thomas

*By /s/ DAVID N. CHICHESTER
    -----------------------
      David N. Chichester
      Attorney-in-Fact

                                                                     SCHEDULE II
RED ROOF INNS, INC. AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                                    Balance at   Charged to   Charged    Deductions    Balance
                                                    Beginning    Costs and    to Other      from       at End
                             Description            of Period     Expenses    Accounts    Reserves    of Period
                             -----------            ----------   ----------   --------   ----------   ---------

                   YEAR ENDED JANUARY 3, 1998
                   Allowance for doubtful accounts    $ 420        $ 477       $           $(246)(1)    $ 651
                                                      =====        =====       =====       =====        =====
                   YEAR ENDED DECEMBER 28, 1996
                   Allowance for doubtful accounts    $ 490        $ 368       $           $(438)(1)    $ 420
                                                      =====        =====       =====       =====        =====
                   YEAR ENDED DECEMBER 30, 1995
                   Allowance for doubtful accounts    $ 259        $ 467       $           $(236)(1)    $ 490
                                                      =====        =====       =====       =====        =====

(1) Uncollectible accounts written off, net of amounts recovered.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Stockholders of
Red Roof Inns, Inc.

We have audited the consolidated financial statements of Red Roof Inns, Inc. and its subsidiaries as of December 28, 1996 and January 3, 1998, and for each of the three years in the period ended January 3, 1998, and have issued our report thereon dated February 16, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Red Roof Inns, Inc. and its subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Columbus, Ohio
February 16, 1998

                                 EXHIBIT INDEX


 Exhibit
   No.                                              Description
   ---                                              -----------

11.01          Statement re computation of per share earnings
12.01          Statement re computation of ratios.
23.00          Consent of Deloitte & Touche LLP
24.00-24.06    Directors and Officers Powers of Attorney