Form 10-K405/A
period 1998-01-03
RED ROOF INNS INC
filed 1998-05-19
CIK 920941

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1998
                                       OR
[ ] TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM                  TO
                                           ----------------   ---------------

                         COMMISSION FILE NUMBER: 1-14058
                               RED ROOF INNS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                         31-1393666
    (State of Incorporation)                           (I.R.S. Employer
                                                    Identification Number)
     4355 DAVIDSON ROAD
        HILLIARD, OHIO                                     43026-2491
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
Yes     X       No
   ------------   ---------------

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


================================================================================

         The Company hereby amends its Annual Report on Form 10-K for the fiscal year ended January 3, 1998, originally filed on March 24, 1998, to include Part III - Items 10, 11, 12 and 13, which information was omitted from the Form 10-K with the intent to incorporate such information by reference in the Company's proxy statement for the 1998 annual meeting of stockholders.



                                TABLE OF CONTENTS*




                                    PART III

 10.  Directors and Executive Officers
 11.  Executive Compensation
 12.  Security Ownership of Certain Beneficial Owners and Management
 13.  Certain Relationships and Related Transactions

* Items omitted from this Form 10-K/A (Amendment No. 1) are included in the Company's Annual Report on Form 10-K, as filed on March 24, 1998 (the
"Form 10-K").

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

         The number of directors currently is fixed at nine. The Board is divided into three classes, Class I, Class II and Class III, with three directors in each class. Directors in each class are elected to three-year terms. The term of office on one class of directors expires each year at the Annual Meeting of Stockholders and at such time as their successors are duly elected and qualified. Class I directors consist of Thomas E. Dobrowski, David
N. Chichester and John A. Henry. Class II directors consist of Francis W. Cash, Edward D. Powers and Owen D. Thomas. Class III directors consist of James M. Allwin, William M. Lewis, Jr. and Judith A. Rogala.

         Two Class III incumbent directors, William M. Lewis, Jr. and Judith A. Rogala have been nominated for re-election and will stand for re-election at the Company's 1998 Annual Meeting. Michael E. Foster was nominated for election as a Class III director at the February 24, 1998 Board meeting based on Mr. Allwin's decision to decline nomination for re-election as a Class III director. Mr. Foster will stand for re-election at the Company's 1998 Annual Meeting. C. William Hosler resigned as a director effective February 4, 1998 at the Board meeting on February 24, 1998. The Board nominated and appointed John A. Henry at the same meeting to fill the vacancy as a Class I director created by Mr. Hosler's resignation.


                               CLASS III DIRECTORS
                             (NOMINEES FOR ELECTION)

         Name of                                                               Director       Shares
  Nominee/Director and                    Principal Occupation(s)               of the     Beneficially      % of
       Position(s)          Age          During Past Five (5) Years            Company         Owned        Class
      with Company                                                              Since       (1) (2) (3)
---------------------------------------------------------------------------------------------------------------------

Michael E. Foster            49   Joined    Morgan     Stanley    &    Co.,   Nominee for        0            0
-----------------                 Incorporated in August,  1994 as Director    election
   Nominee                        of Morgan  Stanley  Real Estate Funds and
                                  became  Principal  of  Morgan  Stanley  &
                                  Co.,  Incorporated  in  December,   1995.
                                  Vice  President of Goldman  Sachs & Co.'s
                                  Whitehall  Fund's Asset  Management Group
                                  June, 1987 to December,  1993.  Served as
                                  a  Consultant  to American  Multi  Family
                                  Trust  from  January,   1994  to  August,
                                  1994.  Member of  NAREIT,  the Urban Land
                                  Institute,  ICSC,  and  the  Real  Estate
                                  Board of New York.

William M. Lewis, Jr.        42   Joined Morgan Stanley & Co.  Incorporated      1995            0             0
---------------------             in  1978  and  is  currently  a  Managing
   Director                       Director.   Chief  Operating  Officer  of
                                  Morgan  Stanley  Realty  since  1994  and
                                  President  of Morgan  Stanley Real Estate
                                  Fund,   Inc.   since  1995.   Co-Head  of
                                  Global  Mergers  and  Acquisitions  since
                                  February  1997.  Member of the Urban Land
                                  Institute,  the National  Association  of
                                  Real Estate  Investment  Trusts,  and the
                                  International   Conference   of  Shopping
                                  Centers.

Judith A. Rogala             56   President  Aramark Uniform Services since      1997        3,000 (4)        *
----------------                  October   1997.   Consultant   to  Office
   Director                       Depot,   Inc.   from   February  1997  to
                                  October 1997.  Executive Vice  President,
                                  Business   Services  Division  of  Office
                                  Depot,  Inc.  from June 1994 to  February
                                  1997.    President,    Chief    Executive
                                  Officer,   and   Director  of  EQ  -  The
                                  Environmental   Quality   Company,   from
                                  August  1992  to May  1994.  Director  of
                                  Butler  Manufacturing Co. in Kansas City,
                                  Missouri, since April 1989.

                                CLASS I DIRECTORS
                               (TERMS EXPIRE 1999)

         Name of                                                               Director       Shares
  Nominee/Director and                     Principal Occupation(s)              of the     Beneficially     % of
       Position(s)          Age          During Past Five (5) Years            Company         Owned        Class
      with Company                                                              Since       (1) (2) (3)
--------------------------------------------------------------------------------------------------------------------

David N. Chichester          52   Executive   Vice   President   and  Chief      1996       68,250 (5)        *
-------------------               Financial  Officer of the  Company  since
   Executive Vice                 February  1996.  Senior  Vice  President,
   President, Chief               Finance   and   then    Executive    Vice
   Financial Officer,             President,  Finance for Integrated Health
   and Director                   Services, Inc. from 1992 to 1996.

Thomas E. Dobrowski          54   Managing   Director,   Real   Estate  and      1994            0            0
-------------------               Alternative    Investments   at   General
   Director                       Motors Investment Management  Corporation
                                  since  December  1994.   Director,   Real
                                  Estate  Natural  Resource  Investments of
                                  General  Motors   Investment   Management
                                  Corporation  from March 1992 to  November
                                  1994.    Serves   on   the    partnership
                                  committee   of   Taubman   Realty   Group
                                  Limited   Partnership,    the   operating
                                  partnership  of  Taubman  Centers,   Inc.
                                  Directors    of     Manufactured     Home
                                  Communities,  Inc.  and the pension  Real
                                  Estate   Association.   Serves   on   the
                                  advisory  committees  of  Morgan  Stanley
                                  Real Estate Fund,  Inc. and Trammell Crow
                                  Equity Partners II.

John A. Henry                32   Joined Morgan Stanley & Co,  Incorporated      1998            0            0
-------------                     in  1988  and in  December,  1996  became
   Director                       Vice President of Morgan Stanley & Co.,
                                  Incorporated and Morgan Stanley Realty,
                                  Incorporated. He has also held positions at
                                  Morgan Stanley & Co., Incorporated in
                                  corporate finance, real estate investment
                                  banking, and real estate principal investing.

                               CLASS II DIRECTORS
                               (TERMS EXPIRE 2000)

        Name of                                                               Director        Shares
  Nominee/Director and                    Principal Occupation(s)              of the      Beneficially     % of
      Position(s)          Age          During Past Five (5) Years            Company         Owned         Class
      with Company                                                             Since       (1) (2) (3)
--------------------------------------------------------------------------------------------------------------------

Francis W. Cash             56   Chairman  of the Board  since  June 1996.      1995       196,950 (6)        *
---------------                  President,  Chief Executive Officer,  and
   Chairman of the               Director  of  the   Company   since  July
   Board, President,             1995.    President,    Chief    Operating
   and Chief                     Officer,  and Director of NovaCare,  Inc.
   Executive Officer             from  October  1992  to June  1995.  Held
                                 various  executive  positions at Marriott
                                 Corporation from December 1973 to September
                                 1992.

Edward D. Powers            65   Chairman and Chief  Executive  Officer of      1996         14,000 (7)       *
----------------                 Powers   Holdings,   Inc.   since   1988.
   Director                      Powers Holdings,  Inc. has two divisions,
                                 Curtis    Electronics    and    Firebrick
                                 Engineers,    Inc.    Director   of   ARM
                                 Financial Group,  Inc., a holding company
                                 for    National    Integrity    Insurance
                                 Company, since 1993.

Owen D. Thomas              37   Managing  Director  of  Morgan  Stanley &      1996            0             0
--------------                   Co.  Incorporated  since  December  1995.
   Director                      Director of  Acquisitions  for The Morgan
                                 Stanley Real Estate Fund,  L.P. since May
                                 1994.    Member   of   the   Urban   Land
                                 Institute and the National  Multi-Housing
                                 Council.

* Indicates ownership of less than 1%.

(1) Beneficial ownership as of February 27, 1998. Except as otherwise indicated in the notes to this table, the persons named in the table have sole voting and investment power with respect to all Shares beneficially owned by them.

(2) Morgan Stanley Real Estate Fund, Inc. and Morgan Stanley Real Estate Investment Management, Inc. are principal stockholders of the Company. See "Principal Holders of Voting Securities." Thomas E. Dobrowski, Michael E. Foster, John A. Henry, Owen D. Thomas and William M. Lewis disclaim beneficial ownership of Shares beneficially owned by Morgan Stanley Real Estate Fund, Inc. and Morgan Stanley Real Estate Investment Management, Inc.

(3) The number of Shares owned including underlying options currently exercisable or exercisable within 60 days by all directors and Named Executive Officers as a group (12 persons) as of February 27, 1998 was 365,944 (1.31%). Francis W. Cash owns 196,950 Shares; David N. Chichester owns 68,250 Shares; Edward D. Powers owns 14,000 Shares; Judith A. Rogala owns 3,000 Shares; Alan L. Tallis owns 66,504 Shares, Stephen T. Parker owns 6,250 Shares and David L. Rea owns 10,990 Shares.

(4) Consists solely of underlying options currently exercisable or exercisable within 60 days of February 27, 1998.

(5) Includes 66,250 Shares underlying options currently exercisable or exercisable within 60 days of February 27, 1998.

(6) Includes 195,850 Shares underlying options currently exercisable or exercisable within 60 days of February 27, 1998.

(7) Includes 5,000 Shares underlying options currently exercisable or exercisable within 60 days of February 27, 1998.

COMPENSATION OF DIRECTORS

         Employee directors receive no additional compensation for service on the Board or its committees. Directors of the Company who are not employees of the Company, Morgan Stanley Real Estate Fund, Inc., or General Motors Investment Management Corporation receive an annual retainer of $10,000 paid in quarterly installments of $2,500. Such directors also receive $2,000 for their attendance and participation at board meetings; $500 for their attendance and participation at committee meetings when such meetings are independent of board meetings; and $500 for participating in a telephonic meeting of the Board. In addition, upon election to the Board, each outside director is granted an option to purchase 10,000 Shares of the Company at an exercise price equal to the closing price of the Company's Shares on the day preceding the director's election to the Board. Thereafter, each outside director is granted, on an annual basis, an option to purchase 1,000 Shares of the Company at the market price on the date of the grant.

EXECUTIVE OFFICERS

Name                         Title                                                                                Age
-----------------------------------------------------------------------------------------------------------------------
Francis W. Cash              Chairman of the Board, President, and Chief Executive Officer                        56
David N. Chichester          Executive Vice President, Chief Financial Officer, and Director                      52
Alan L. Tallis               Executive Vice President, Development, General Counsel, and Secretary                51
Stephen T. Parker            Senior Vice President, Sales and Marketing                                           52
David L. Rea                 Senior Vice President, Treasurer                                                     37

         Francis W. Cash joined the Company as President, Chief Executive Officer, and Director in July 1995 and became Chairman of the Board in June 1996. Mr. Cash is responsible for the Company's day-to-day operations. From October 1992 to June 1995, Mr. Cash was President, Chief Operating Officer, and Director of NovaCare, Inc., a leading medical rehabilitation company. Mr. Cash was responsible for NovaCare's day-to-day operations.

         David N. Chichester joined the Company as Executive Vice President, Chief Financial Officer, and Director in February 1996. Mr. Chichester is responsible for treasury, investor relations, accounting and control, strategic planning, acquisitions, tax, insurance, information systems and internal audit for the Company. From October 1992 to February 1996, Mr. Chichester served as Senior Vice President, Finance and then as Executive Vice President, Finance for Integrated Health Services, Inc. From 1985 to 1982, Mr. Chichester served in various financial positions with Marriott Corporation, including Vice President, Corporate Finance and Assistant Treasurer.

         Alan L. Tallis joined the Company as Executive Vice President, Corporate Development in March 1994 and became Executive Vice President, Development, General Counsel, and Secretary of the Company in October, 1997. Mr. Tallis is responsible for the Company's development, franchising, and legal activities. From 1992 to 1994, Mr. Tallis was a Managing Director of 22 Nelson Place Associates. From 1980 to 1992, Mr. Tallis served in various management positions with LaQuinta Inns, the last of which was Executive Vice President-Chief Development Officer.

         Stephen T. Parker joined the Company as Senior Vice President, Sales and Marketing in March 1997. From 1986 to February 1997, Mr. Parker was Vice President, Marketing, USA for Choice Hotels International. Mr. Parker also held numerous sales, marketing and management positions from 1969 to 1986 with Aircoa, Inc., Direction Incorporated, Hilton Hotels of New England and Flagship Hotels.

         David L. Rea joined the Company as Vice President, Treasurer in September 1996 and was promoted to Senior Vice President, Treasurer in November 1997. From April 1995 to August 1996, Mr. Rea was Vice President, Finance at DeBartolo Properties Management, Inc. Prior to that, Mr. Rea held various investment management positions with T. Rowe Price Associates in Baltimore, Maryland for nine years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of the Company's Shares to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and persons who own more than 10% of the Company's Shares are required by regulations issued by the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms that they have filed. Based solely on a review of the copies of such forms, the Company believes that during 1997 its officers and directors and persons who own more than 10% of the Company's Shares complied with all applicable filing requirements of Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

         The Following table sets forth certain information concerning the compensation of the persons who were the Company's chief executive officer and its four most highly compensated executive officers of the Company (the "Named Executive Officers") for the last three fiscal years.

                                                                                                     Long-Term
                                                                                                   Compensation
                                                                                                       Awards
                                                                Annual Compensation                 Securities       All
                                                      -----------------------------------------     Underlying      Other
Name and Principal Position                  Year      Salary       Bonus (1)         Other           Options    Compensation
---------------------------                  ----      ------       ---------         -----          --------    ------------

Francis W. Cash (2)                          1997     $426,500       $362,525       $   1,671        100,000      $ 53,317(3)
-------------------
  Chairman of the Board,
  President and                              1996      408,000        408,000         370,060(4)     193,800(5)     50,061(3)
  Executive Officer                          1995      200,000        200,000             -           51,000(5)     41,687(3)

David N. Chichester (6)                      1997      325,000        207,188          24,199(4)      25,000         4,487(7)
-----------------------
  Executive Vice President, Chief            1996      284,167        355,000         219,404(4)     120,000            -
  Financial Officer                          1995         -              -                -             -               -

Alan L. Tallis                               1997      199,654        146,300           6,500         20,000         4,285(8)
--------------
  Executive Vice President, Development      1996      189,000        164,430             -           22,000            -
  General Counsel and Secretary              1995      182,000        158,340             -           33,000            -

Stephen T. Parker (9)                        1997      180,000        158,000          25,642(4)      25,000         1,287(10)
---------------------
  Senior Vice President, Sales and           1996         -             -                 -              -              -
  Marketing                                  1995         -             -                 -              -              -

David L. Rea (6)                             1997      150,000        105,462          99,977(4)      15,000           450(11)
-----------------
  Senior Vice President, Treasurer           1996       43,500         55,096           7,681(4)      25,000            -
                                             1995         -             -                 -              -              -


(1) The amounts included in bonuses for the year are based upon amounts earned in the year, whether or not it is paid in that year or a subsequent year. The annual bonus plan is based upon the Company attaining certain specific, predetermined levels of earnings per share and individual goals and objectives in 1997, predetermined levels of earnings per share in 1996, and pre-tax net income in 1995 which result in payment of a percentage of each executive's base salary. Mr. Cash, who was eligible to receive a bonus payment, also participated in the determination under the plan. For 1997, the Company paid on average, excluding signing bonus, 71% of the maximum percentage of base salary to each named executive. Mr. Parker received a $50,000 bonus upon joining the Company in 1997. For 1995 and 1996, the Company exceeded its pre-tax net income and earnings per share targets, respectively, and, accordingly, paid the maximum percentage of base salary to each named executive for 1995 and 1996. Messrs. Chichester and Rea received bonuses of $150,000 and $30,000, respectively, upon joining the Company in 1996.

(2)      Mr. Cash joined the Company in 1995.

(3) The Company established a non-qualified defined benefit pension agreement for Mr. Cash in 1997 in accordance with his employment agreement. The Company recognized $45,892, $43,763 and $41,687 of expense in 1997, 1996 and 1995, respectively, related to the pension agreement. The Company recognized $7,425 of expense in 1997 and $6,308 in 1996 for the benefit of Mr. Cash for term life insurance.

(4) The Company reimbursed Messrs. Cash, Chichester, Parker and Rea certain relocation expenses in accordance with their respective agreements. The expenses reimbursed in 1997 for Messrs. Chichester, Parker and Rea were $23,699, $21,142, and $93,977, respectively. Messrs. Cash, Chichester and Rea were reimbursed $361,306, $208,128 and $5,681, in 1996, respectively, related to their respective relocations.

(5) In August 1996, the Company offered participants in the stock option plan the opportunity to exchange options held by them to purchase Shares at an exercise of $5.43 per Share for options to purchase 2.8 times as many Shares at an exercise price of $13.50 per Share. Pursuant to this offer, Mr. Cash elected to exchange options to purchase 51,000 Shares at an exercise price of $5.43 for options to purchase 142,800 Shares at an exercise price of $13.50 per Share.

(6)      Messrs. Chichester and Rea joined the Company in 1996.

(7) The Company recognized $2,112 of expense for the benefit of Mr. Chichester for term life insurance in 1997. Mr. Chichester participated in the Company's 401(k) plan for which the Company contributed $2,375 for the benefit of Mr. Chichester. Mr. Chichester contributed $9,500, included in salary as annual compensation, for his benefit under the 401(k) plan.

(8) The Company recognized $2,740 of expense for the benefit of Mr. Tallis for term life insurance in 1997. Mr. Tallis participated in the Company's 401(k) plan for which the Company contributed $1,545 for the benefit of Mr. Tallis. Mr. Tallis contributed $6,180, included in salary as annual compensation, for his benefit under the 401(k) plan.

(9)      Mr. Parker joined the Company in 1997.

(10) The Company recognized $1,287 of expense for the benefit of Mr. Parker for term life insurance in 1997.

(11) Mr. Rea participated in the Company's 401(k) plan for which the Company contributed $450 for the benefit of Mr. Rea. Mr. Rea. contributed $1,800, included in salary as annual compensation, for his benefit under the 401(k) plan.

STOCK OPTIONS GRANTED IN FISCAL YEAR 1997

          The following table sets forth information concerning stock options that were granted by the Company during fiscal year 1997 to the Named Executive Officers.

                                           Percentage                                  Potential Realizable Value
                            Number of       of Total                                        at Assumed Annual
                           Securities       Options                                       Rates of Stock Price
                           Underlying       Granted       Exercise or                       Appreciation for
                             Options      to Employees    Base Price     Expiration            Option Term
          Name             Granted (1)   in Fiscal Year    ($/Share)        Date                  5%            10%
          ----             -----------   --------------    ---------        ----                  --            ---

Francis W. Cash              50,000           9.8%          15.125        04/24/07          $475,602     $1,205,268
                             50,000           9.8%          17.000        04/24/07           381,852      1,111,518
David N. Chichester          12,500           2.5%          15.125        04/24/07           118,900        301,317
                             12,500           2.5%          17.000        04/24/07            95,463        277,879
Alan L. Tallis               10,000           2.0%          15.125        04/24/07            95,120        241,054
                             10,000           2.0%          17.000        04/24/07            76,370        222,304
Stephen T. Parker            25,000           4.9%          15.875        03/31/07           249,593        632,517
David L. Rea                 15,000           2.9%          15.125        04/24/07           142,680        361,580

(1) Options for Shares vest equal amounts over a four-year period, unless otherwise noted. The vesting period will accelerate in the event of a change in control of the Company.

AGGREGATED STOCK OPTION EXERCISES IN FISCAL YEAR 1997
AND STOCK OPTION VALUES AT END OF FISCAL YEAR 1997

         The following table sets forth information concerning the exercise of stock options during fiscal year 1997 by the Named Executive Officers and also sets forth the value of all in-the-money stock options held by such Named Executive Officers as of January 3, 1998, the last day of fiscal year 1997.

                            Shares                        Number of Securities            Value of Unexercised
                           Acquired        Value         Underlying Unexercised           In-the-Money Options
                              on         Realized    Options at Fiscal Year End (#)      at Fiscal Year End ($)
         Name            Exercise (#)       ($)         Exercisable/Unexercisable       Exercisable/Unexercisable(1)
         ----            ------------       ---         -------------------------       ----------------------------

Francis W. Cash               0              0               158,100/186,700                $248,434/$95,311
David N. Chichester           0              0               30,000/115,000                     $0/$3,125
Alan L. Tallis                0              0                85,250/44,750                 $577,789/$12,771
Stephen T. Parker             0              0                  0/25,000                          $0/$0
David L. Rea                  0              0                6,250/33,750                   $17,188/$55,313

(1) The value of the in-the-money options is based on the difference between the exercise price of the options and the market value of the Company's Shares on January 3, 1998 ($15.375). The market value of the Company's Shares was determined from the closing price of the Shares on the New York Stock Exchange on January 2, 1998. The Company operates on a 52-53 week fiscal year, which ends on the Saturday nearest to December 31.

THE COMPANY'S RETIREMENT PLAN

         The following table shows the estimated annual benefits payable upon retirement to persons in specified remuneration and years-of-service classifications under the Red Roof Inns, Inc. Retirement Plan (as amended and restated effective January 1, 1989) (the "Retirement Plan"). The retirement benefits shown are based upon retirement at the age of 65 and are computed on the basis of a straight life annuity benefit. The benefits shown in the following table are not subject to any offset or other deduction for amounts payable under Social Security.

             Estimated Annual Retirement Benefits Payable at Age 65 Straight Life Annuity Basis to an Employee Retiring in 1997
           -----------------------------------------------------------

             Final Average Earnings                           Years of Credited Service
             ----------------------                           -------------------------
                                                   15             20           25           30           35
                                                   --             --           --           --           --
                   $     50,000                 6,900          9,200       11,500       13,800       16,100
                         75,000                11,800         15,700       19,600       23,500       27,500
                        100,000                16,600         22,200       27,700       33,300       38,800
                        125,000                21,500         28,700       35,900       43,000       50,200
                   (1)  150,000                26,400         35,200       44,000       52,800       61,600


(1) The Revenue Reconciliation Act of 1993 limits the maximum amount of annual compensation that can be taken into account for purposes of the Retirement Plan to $150,000. The Company does not maintain any supplementary or excess pension plan that would result in the payment or accrual of benefits for compensation in excess of the $150,000 maximum except for a supplemental plan for Francis W. Cash. The Company agreed in its employment agreement with Mr. Cash to establish a supplementary pension plan for which he would be eligible to receive up to 30% of base compensation. The Board of Directors approved the supplementary pension plan for Mr. Cash at its February 24, 1998 meeting. Remuneration covered by the Retirement Plan is limited to base compensation. Bonuses, overtime, or other special compensation are not included in determining benefits under the Retirement Plan. The Board of Directors, at its October 28, 1996 meeting, froze the Retirement Plan as of December 31, 1996. During 1997, the Company terminated the Retirement Plan, subject to receipt of appropriate regulatory approvals.

         The Company has established a 401(k) plan and is no longer making contributions to the Retirement Plan.

EMPLOYMENT AGREEMENTS AND EXECUTIVE SEVERANCE AGREEMENTS

         The Company and Francis W. Cash entered into an employment agreement dated as of June 26, 1995 for an initial term of two years which is renewed automatically thereafter for successive one-year terms unless six months advance notice of non-renewal is given by either party. Under his employment agreement, Mr. Cash is entitled to receive an annual salary of $400,000 and a bonus in accordance with the annual cash bonus plan maintained by the Company. Both his salary and bonus may be increased from time to time by the Board. In addition, if Mr. Cash's employment is terminated for certain reasons set forth in the employment agreement, Mr. Cash will be entitled to severance benefits. The severance benefits include the payment of Mr. Cash's base salary for a period of 12 months if the Company elects not to renew his employment agreement and the payment of his base salary for a period of 24 months if his employment is terminated for certain other reasons set forth in the employment agreement.

         The Company and Mr. Chichester entered into an employment agreement dated as of January 31, 1996 for an initial term of two years which is renewed automatically thereafter for successive one-year terms. Under his employment agreement, Mr. Chichester is entitled to receive an annual salary of $310,000 and a bonus in accordance with the annual cash bonus plan maintained by the Company. Both his salary and bonus may be increased from time to time by the Board. In addition, if Mr. Chichester's employment is terminated for certain reasons set forth in the employment agreement, Mr. Chichester will be entitled to severance benefits. The severance benefits include the payment of Mr. Chichester's base salary for a period of 24 months.

         In January 1997, the Company and Francis W. Cash, David N. Chichester and Alan L. Tallis entered into executive severance agreements term of three years each. Under these agreements, the Company must pay severance benefits to each of Messrs. Cash, Chichester and Tallis if his employment is terminated as a result of change in control of the Company, as defined in the agreement, and the termination otherwise falls within the scope of the agreement. The benefits to which Messrs. Cash, Chichester and Tallis will be entitled if such an event occurs include a lump-sum payment equal to three times their annual base salary then in effect. If such an event occurs, they will also be entitled to a lump-sum payment equal to three times the highest bonus or short-term incentive compensation paid to them in the year preceding the change in control, unless this amount is less than three times the amount they could have earned in the year in which the change in control occurred, in which case they will be entitled to receive the higher amount.

         In May 1997 and March 1998, the Company and Stephen T. Parker and David
L. Rea, respectively, entered into executive severance agreements for a term of two years each. Under these agreements, the Company must pay severance benefits to Messrs. Parker and Rea, respectively, if their employment is terminated as a result of change in control of the Company, as defined in the agreement, and the termination otherwise falls within the scope of the agreement. The benefits to which they will be entitled if such an event occurs include a lump-sum payment equal to twice their annual base salary then in effect. If such an event occurs, they will also be entitled to a lump-sum payment equal to twice the highest bonus or short-term incentive compensation paid to them in the year preceding the change in control, unless this amount is less than twice the amount they could have earned in the year in which the change in control occurred, in which case they will be entitled to receive the higher amount.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL HOLDERS OF VOTING SECURITIES

          The following table sets forth information as of February 27, 1998, with respect to the only persons known by the Company to be beneficial owners of 5% or more of the Company's Shares.

                                                                           Shares Beneficially
                 Name and Address of Beneficial Owner                           Owned (1)              Percent
                 ------------------------------------                           ---------              -------

Morgan Stanley Real Estate Fund, Inc. (2) (3)                                  12,872,640               46.54%
   1585 Broadway, New York, New York 10036

Morgan Stanley Real Estate Investment Management, Inc. (2) (4)                  5,527,360               19.98%
   1585 Broadway, New York, New York 10036

Longleaf Partners Realty Fund,                                                  1,999,600                7.23%
   a series of Longleaf Partners Funds Trust (5)
   6410 Poplar Avenue, Suite 900, Memphis, TN 38119

(1) Except as otherwise indicated in the notes to this table, the persons named in the table have sole voting and investment power with respect to the Shares owned by them.

(2) James M. Allwin, John A. Henry, William M. Lewis, Jr. and Owen D. Thomas, directors of the Company, and Michael E. Foster, a director nominee, are employed in various capacities by Morgan Stanley & Co., Incorporated, Morgan Stanley Real Estate Fund, Inc., Morgan Stanley Real Estate Investment Management, Inc. or one or more of their affiliated entities. Morgan Stanley Real Estate Fund, Inc. and Morgan Stanley Real Estate Investment Management, Inc. disclaim beneficial ownership of any Shares owned by these individuals.

(3) Morgan Stanley Real Estate Fund, Inc. has voting control of the affairs of MSREF I, L.L.C., the general partner of The Morgan Stanley Real Estate Fund, L.P., the record owner of the 12,872,640 Shares shown above, and has voting and investment power with respect to such Shares. Morgan Stanley Real Estate Fund, Inc. is an indirect wholly-owned subsidiary of Morgan Stanley Group, Inc.

(4) Morgan Stanley Real Estate Investment Management, Inc. has voting control of the affairs of MSREF I-Co, L.L.C., the general partner of Morgan Stanley Real Estate Co-Investment Partnership II, L.P., the record owner of 4,625,760 Shares, and is investment manager with respect to 901,600 Shares, and has voting and investment power with respect to all such Shares. Morgan Stanley Real Estate Investment Management, Inc. is a wholly owned subsidiary of Morgan Stanley Group, Inc.

(5) Based on information set forth in a Schedule 13G dated February 12, 1998, which was filed by Southeastern Asset Management, Inc. on behalf of Longleaf Partners Realty Fund, a series of Longleaf Partners Funds Trust, an open-end management investment company registered under the Investment Company Act of 1940. According to such Schedule 13G, Longleaf Partners Realty Fund has shared voting and investment power with respect to the 1,999,600 Shares shown above with Southeastern Asset Management, Inc. and O. Mason Hawkins (Chairman and Chief Executive Officer of Southeastern Asset Management, Inc.). Southeastern Asset Management, Inc. and O. Mason Hawkins disclaim beneficial ownership of the Shares owned by Longleaf Partners Realty Fund.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee during the 1997 fiscal year were James M. Allwin and William M. Lewis, Jr., both outside directors employed by Morgan Stanley & Co., Incorporated. Morgan Stanley Real Estate Fund, Inc. and Morgan Stanley Real Estate Investment Management, Inc. are beneficial owners of more than 5% of the Company's Shares. For a description of certain transactions between the Company and affiliates of The Morgan Stanley Real Estate Fund, L.P., see "Certain Relationships and Transactions". There are no interlocking relationships between any executive officers of the Company and any entity whose directors or executive officers serve on the Company's Board or Compensation Committee.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Morgan Stanley & Co., Incorporated, a representative of the underwriters in the Company's issuance on January 31, 1996 of 10,000,000 Shares of the Company in an initial public offering, is an affiliate of The Morgan Stanley Real Estate Fund, L.P., which directly or indirectly beneficially owns as of February 27, 1998 approximately 63.27% of the outstanding shares of the Company.

          From time to time, affiliates of The Morgan Stanley Real Estate Fund, L.P. may provide financial advisory and investment banking services to the Company. The Morgan Stanley Real Estate Fund, L.P., or its affiliates, also have direct or indirect interests in properties or corporate entities that may give rise to conflicts of interest with the Company. Any services or arrangements entered into by the Company with any affiliate will be subject to certain restrictions on transactions with affiliates contained in the documents governing the Company's outstanding debt and in certain other contracts that are binding on the Company. Subject to the exceptions described below, the Company may not enter into any transaction with an affiliate unless the terms of such transaction are fair and reasonable and no less favorable to the Company than would be available in a comparable transaction on an arms-length basis with an unrelated third party. The foregoing limitation does not apply to (a) transactions approved by a majority of the disinterested members of the Board or for which the Company obtains a fairness opinion of an investment bank; (b) transactions between the Company and any of its subsidiaries or between subsidiaries of the Company; (c) the payment of reasonable and customary, regular fees to directors of the Company who are not employees of the Company;
(d) payments or other transactions pursuant to any tax-sharing agreement between the Company and any other person with which the Company is required or permitted to file a consolidated tax return or with which the Company is or could be part of a consolidated group for tax purposes; (e) payments not prohibited by certain covenants in an indenture to which the Company is a party; or (f) loans or advances by the Company to employees of the Company in the ordinary course of business and in furtherance of the Company's business, in an aggregate amount not to exceed $2,000,000 at any one time outstanding. The Company believes that the fiduciary duties imposed under Delaware law and the presence of independent directors on the Board will provide adequate protections in the future against transactions by the Company with affiliates which may be adverse to the Company's best interests.

          The Company and the stockholders listed on the "PRINCIPAL HOLDERS OF VOTING SECURITIES" table (excluding Longleaf Partners Realty Fund) (the "Principal Stockholders") have entered into a stockholders agreement dated as of April 6, 1994, as amended (the "Stockholders Agreement"). The Stockholders Agreement provides that no Principal Stockholder other than The Morgan Stanley Real Estate Fund, L.P., may encumber, sell or otherwise transfer any Shares of the Company without the unanimous written consent of all Principal Stockholders. The Stockholders Agreement further provides that if The Morgan Stanley Real Estate Fund, L.P. proposes to sell all of its Shares, it may require under certain circumstances that each of the remaining Principal Stockholders sell, on the same terms and conditions, all of its Shares. The Stockholders Agreement further provides that any sale or other disposition by a

Principal Stockholder of any number of its Shares is subject to the right of the other Principal Stockholders to sell, or dispose of, on the same terms and conditions, an equivalent portion of such other Principal Stockholder's Shares. In addition, pursuant to the terms of the Stockholders Agreement, as amended, the Principal Stockholders and their transferees are entitled to certain demand registration rights ("Demand Rights") with respect to Shares held by them. In addition to the Demand Rights, the Principal Stockholders and their transferees are, subject to certain limitations, entitled to register Shares in connection with future registration statements prepared by the Company to register its equity securities. The Stockholders Agreement also contains customary terms and provisions with respect to, among other things, registration procedures and certain rights to indemnification granted by the parties to the Stockholders Agreement in connection with the registration of common stock pursuant to the Stockholders Agreement. As previously noted, affiliates of Morgan Stanley Group, Inc. control the voting and disposition of all Shares owned by the Principal Stockholders and, as a result, all actions taken under the Stockholders Agreement remain under the sole control of Morgan Stanley Group, Inc. None of the provisions of the Stockholders Agreement described in this paragraph are applicable to any stockholders of the Company other than the Principal Stockholders.

                                   SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, RED ROOF INNS, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 18TH DAY OF MAY 1998.

                                       RED ROOF INNS, INC.

                                        By /s/ Francis W.Cash
                                           -------------------------------------
                                        Name: Francis W. Cash
                                        Title: Chairman of the Board, President,
                                        Chief Executive Officer and Director

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

              SIGNATURE                                            TITLE                                  DATE
              ---------                                            -----                                  ----

/s/ Francis W. Cash                         Chairman of the Board, President,                     May 18, 1998
--------------------------------------
Francis W. Cash                             Chief Executive Officer and Director

/s/ David N. Chichester                     Executive Vice President, Chief Financial Officer     May 18, 1998
--------------------------------------
David N. Chichester                         and Director

/s/ Robert M. Harshbarger                   Senior Vice President, Controller and                 May 18, 1998
--------------------------------------
Robert M. Harshbarger                       Chief Accounting Officer

*                                           Director                                              May 18, 1998
--------------------------------------
James M. Allwin

*                                           Director                                              May 18, 1998
--------------------------------------
Thomas E. Dobrowski

*                                           Director                                              May 18, 1998
--------------------------------------
John A. Henry

*                                           Director                                              May 18, 1998
--------------------------------------
William M. Lewis, Jr.

*                                           Director                                              May 18, 1998
--------------------------------------
Edward D. Powers

*                                           Director                                              May 18, 1998
--------------------------------------
Judith A. Rogala

*                                           Director                                              May 18, 1998
--------------------------------------
Owen D. Thomas

*By /s/ David N. Chichester
--------------------------------------
 David N. Chichester
 Attorney-in-Fact