Form 10-Q
period 1998-04-04
RED ROOF INNS INC
filed 1998-05-19
CIK 920941

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended April 4, 1998

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

                              --------------------


          Number of shares of Common Stock outstanding at April 4, 1998

                                   27,662,410


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

         The accompanying unaudited condensed consolidated financial statements of Red Roof Inns, Inc. ("Red Roof" or the "Company"), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations or results for other interim periods. All material intercompany transactions and balances between Red Roof Inns, Inc. and its subsidiaries have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the Company's 1997 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

                               RED ROOF INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        January 3, 1998 and April 4, 1998
                                 (in thousands)
                                   (Unaudited)

                                                          January 3,    April 4,
                                                            1998         1998
                                                          ---------    --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $ 13,154     $  9,018
  Receivables                                                 9,006       11,661
  Supplies and other                                         14,422       13,800
                                                           --------     --------
          Total current assets                               36,582       34,479

PROPERTY AND EQUIPMENT:
  Land                                                      155,456      157,372
  Buildings and improvements                                608,323      613,152
  Furniture, fixtures and equipment                         108,564      112,640
  Construction in progress                                   49,326       55,673
                                                           --------     --------
          Total property and equipment                      921,669      938,837
  Less accumulated depreciation and amortization             89,287       97,141
                                                           --------     --------
          Property and equipment - net                      832,382      841,696

OTHER ASSETS:
  Goodwill, net of accumulated amortization                  70,181       69,614
  Deferred loan fees and other - net                         15,613       15,249
                                                           --------     --------
          Total other assets                                 85,794       84,863
                                                           --------     --------

TOTAL                                                      $954,758     $961,038
                                                           ========     ========


See notes to condensed consolidated financial statements.

                               RED ROOF INNS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        January 3, 1998 and April 4, 1998
                        (in thousands, except par values)
                                   (Unaudited)


                                                                       January 3,    April 4,
                                                                           1998        1998
                                                                        ---------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                      $  15,128     $  14,166
  Accrued expenses                                                         24,617        27,070
  Current maturities of long-term debt                                     11,998        12,138
                                                                        ---------     ---------
          Total current liabilities                                        51,743        53,374

LONG-TERM DEBT (LESS CURRENT MATURITIES):
  Mortgage notes and obligations under capital leases                     173,842       170,438
  Bank facility                                                           165,365       170,500
  Senior unsecured notes                                                  200,000       200,000
                                                                        ---------     ---------
          Total long-term debt                                            539,207       540,938

OTHER LONG-TERM LIABILITIES                                                25,072        26,272

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued
  Common stock, $.01 par value; 100,000 shares authorized,
    shares issued:  1997 - 28,531, 1998 - 28,579                              285           286
  Additional paid-in capital                                              268,140       268,810
  Less treasury stock, at cost: 1997 - 951 shares, 1998 - 916 shares      (13,822)      (13,315)
  Retained earnings                                                        84,133        84,673
                                                                        ---------     ---------
          Total stockholders' equity                                      338,736       340,454
                                                                        ---------     ---------

TOTAL                                                                   $ 954,758     $ 961,038
                                                                        =========     =========













           See notes to condensed consolidated financial statements.

                               RED ROOF INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Thirteen Weeks Ended March 29, 1997 and April 4, 1998
                  (in thousands, except for per share amounts)
                                   (Unaudited)


                                                        Thirteen Weeks Ended
                                                     --------------------------
                                                      March 29,        April 4,
                                                        1997             1998
                                                      --------         --------
REVENUES                                              $ 72,694         $ 83,603

OPERATING EXPENSES:
  Direct room                                           40,038           47,396
  Depreciation and amortization                          8,327            9,536
  Corporate                                              7,450            7,914
  Marketing                                              6,758            5,892
  Special charges                                        4,771             --
                                                      --------         --------
          Total operating expenses                      67,344           70,738
                                                      --------         --------

OPERATING INCOME                                         5,350           12,865

INTEREST EXPENSE - NET                                 (11,213)         (11,981)
                                                      --------         --------

INCOME (LOSS) BEFORE INCOME TAXES                       (5,863)             884

INCOME TAX (EXPENSE) CREDIT                              2,301             (344)
                                                      --------         --------

NET INCOME (LOSS)                                     $ (3,562)        $    540
                                                      ========         ========

NET INCOME (LOSS) PER SHARE:
  Basic                                               $  (0.13)        $   0.02
                                                      ========         ========
  Diluted                                             $  (0.13)        $   0.02
                                                      ========         ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                 27,978           27,632
                                                      ========         ========
  Diluted                                               27,978           27,834
                                                      ========         ========




           See notes to condensed consolidated financial statements.

                               RED ROOF INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Thirteen Weeks Ended March 29, 1997 and April 4, 1998
                                 (in thousands)
                                   (Unaudited)




                                                                     Thirteen Weeks Ended
                                                                     --------------------
                                                                     March 29,    April 4,
                                                                         1997       1998
                                                                     ---------    --------

CASH FLOWS FROM OPERATIONS:
  Net income (loss)                                                  $ (3,562)    $    540
  Adjustments to reconcile net income (loss) to net cash provided by operations:
      Depreciation and amortization                                     8,128        8,932
      Amortization of goodwill                                            566          567
      Net loss from sale, disposal or retirement of assets                             480
      Deferred income taxes and other - net                               104          829
  Change in assets and liabilities:
      Receivables                                                      (3,978)      (2,655)
      Supplies and other                                                  434          314
      Accounts payable                                                  1,126        1,531
      Accrued expenses                                                  4,048        3,132
                                                                     --------     --------
          Net cash provided by operations                               6,866       13,670
                                                                     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                         881
  Expenditures for property and equipment                             (27,474)     (21,495)
  Change in other assets                                               (2,177)        (241)
                                                                     --------     --------
         Net cash used by investing activities                        (29,651)     (20,855)
                                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank credit facility                                   69,950       61,455
  Principal reduction in mortgage notes and bank credit facility      (52,403)     (59,584)
  Issuance of common stock                                              1,222        1,178
                                                                     --------     --------
          Net cash provided by financing activities                    18,769        3,049
                                                                     --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (4,016)      (4,136)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       19,659       13,154
                                                                     --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 15,643     $  9,018
                                                                     ========     ========








           See notes to condensed consolidated financial statements.

-----------------------------------------
RED ROOF INNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 29, 1997 AND APRIL 4, 1998 (UNAUDITED)

1.    GENERAL

         The condensed consolidated financial statements include the accounts of Red Roof Inns, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

         The Company is an owner/operator and franchisor of economy chain segment inns. At March 29, 1997, the Company operated 249 inns. At April 4, 1998, the Company operated 258 inns and had seven franchised inns.

         Unaudited interim results for the thirteen weeks ended March 29, 1997 and April 4, 1998 contain all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of interim financial position and results of operations for such periods. The results are not necessarily indicative of the results for any other interim period or the full fiscal year.

         Certain amounts in the 1997 financial statements have been reclassed to conform with the 1998 presentation.

     2.   LONG-TERM DEBT

          As of April 4, 1998, there was $79.5 million available for borrowing under the Company's $250 million bank credit facility.

3.       STOCKHOLDERS' EQUITY

         In January 1998, the Company sold 34,916 shares of common stock out of treasury to employees at $15.19 per share under the Employee Stock Purchase Plan for the 1997 plan year.

         During the thirteen week period ended April 4, 1998, the Company granted options to certain officers and employees under the Company's option plans to purchase 725,500 shares at a weighted average price of $18.50 per share. The options vest at the rate of 25% per year.

         During the thirteen week period ended April 4, 1998, options were exercised for 55,575 shares at prices ranging from $5.43 to $14.13 per share under the Company's Management Stock Option Plan. In connection with the termination of the employment of certain plan participants, 6,525 options awarded under the Plan lapsed.

     4.   INN RENEWAL PROGRAM

         The Company continued its inn renewal program to refurbish the majority of its inns. The program is expected to be completed in the second quarter of 1998 at a total cost of approximately $68 million. For the thirteen week periods ended March 29, 1997 and April 4, 1998, the Company spent $17.9 million and $1.9 million, respectively, related to the inn renewal program, of which $13.1 million and $1.9 million, respectively, was capitalized. Totals costs incurred through April 4, 1998 related to the inn renewal program totaled $62.4 million.

5.       SUPPLEMENTAL CASH  FLOW INFORMATION

         For the thirteen weeks ended March 29, 1997 and April 4, 1998, interest payments were $6,807,000 and $7,683,000, respectively, and interest capitalized for the corresponding periods was $513,000 and $926,000, respectively. Income tax payments for the thirteen week periods in 1997 and 1998 were $205,000 and $702,000, respectively. Capital expenditures included in accounts payable at March 29, 1997 and April 4, 1998 totaled $8,867,000 and $3,806,000, respectively.

6.    SPECIAL CHARGES

         The Company recognized special charges of $4.8 million related to its inn renewal program for the thirteen week period ended March 29, 1997. The company incurred no such special charges for the thirteen week period ended April 4, 1998.

7.    SUBSEQUENT EVENT

         On April 30, 1998, the Company sold at approximate net book value, four of its California properties to a franchisee for a total of approximately $14 million. A fifth property in California was leased to the franchisee with an option to purchase. The five inns contain a total of 575 rooms. Net proceeds of approximately $12 million from the sale were used to repay mortgage indebtedness. The sale of these properties will not have a significant effect on the results of operations for the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

RESULTS OF OPERATIONS

         The principal factors affecting Red Roof Inns' results are: occupancy and room rates, continued growth in the number of inns, fee based income from franchising and partner programs, the Company's ability to manage expenses, the level of competition and seasonality. Demand, and thus occupancy, is affected by normally recurring seasonal patterns and, in most locations, is lower in the winter and early spring months than the balance of the year. Historically, revenues have been lower in the first quarter than in other quarters and the Company has typically incurred net losses in the first quarter.

         Four Company owned inns and two franchised inns opened during the first quarter of 1998, increasing the total number of inns operating at April 4, 1998, to 265 (including seven franchised inns). At March 29, 1997, 249 inns were in operation all of which were Company owned. Unless otherwise indicated, inn data presented in this report is based on the 243 inns (the "Comparable Inns") that the Company owned and operated at the beginning of the 1998 fiscal year following four successive quarters as open, operating, fully renovated or constructed properties. Management believes that the remaining 15 Company operated inns acquired or constructed (the "Inns in Stabilization") have not been operated by the Company for a sufficient period to provide meaningful period-to-period comparisons. Included in the Inns in Stabilization are acquired inns that underwent renovation causing rooms to be out of service. Therefore, the average daily room rates and occupancy for these inns are not comparable to stabilized Red Roof inns. Both acquired and newly constructed inns historically begin with lower occupancy and average daily rates which should improve over time as these inns implement the Company's operating policies and procedures and become integrated into the Company's central reservation system.

         The following Comparable Inns data is a comparison of the thirteen weeks ended April 4, 1998 versus the thirteen weeks ended April 5, 1997. During the first quarter, the average daily rate ("ADR") decreased $2.21 or 4.9%, from $45.52 per occupied room in 1997 to $43.31 per occupied room in 1998. Occupancy increased 8.4 percentage points from 63.8% in the first quarter of 1997 to 72.2% for the comparable period in 1998. Revenue per available room ("REVPAR") increased $2.23, or 7.7%, from $29.04 in 1997 to $31.27 in 1998. The Company attributes the increase in occupancy and REVPAR to substantial completion of the inn renewal program, effective occupancy and rate management, greater emphasis on customer service resulting in repeat business from guests and aggressive targeting of new guests through corporate sales efforts and sales promotions.

       Thirteen Weeks Ended April 4, 1998 Compared to Thirteen Weeks Ended
       -------------------------------------------------------------------
                                 March 29, 1997
                                 --------------

         The Company's revenues are principally derived from room rentals. Revenues increased $10.9 million, or 15.0%, from $72.7 million in 1997 to $83.6 million in 1998. Revenues for the 243 Comparable Inns increased approximately $7.3 million from 1997 to 1998 as a result of the significant REVPAR increase. Revenues for the Inns in Stabilization increased approximately $3.2 million of which approximately $3.0 million resulted from increasing the number of Company owned inns from 249 in 1997 to 258 inns in 1998.

         Direct room expenses include salaries, wages, utilities, repairs and maintenance, property taxes, room supplies and security. Direct room expenses increased $7.4 million, or 18.4%, from $40.0 million in 1997 to $47.4 million in 1998. As a percentage of revenues, direct room expenses increased from 55.1% in 1997 to 56.7% in 1998. The expenses increased primarily because of higher occupancy levels, the addition of new inns and planned increases in routine repairs and maintenance and salary and wage expenses.

         Gross operating profit (revenues less direct expenses) increased $3.5 million, or 10.7%, from $32.7 million in 1997 to $36.2 million in 1998 primarily as a result of increased revenues and an increase in the number of inns. As a percentage of room revenues, gross operating profit was 44.9% in 1997 and 43.3% in 1998.

         Depreciation and amortization increased $1.2 million from $8.3 million in 1997 to $9.5 million in 1998. The increase primarily reflects depreciation of operating inns acquired or developed during 1997 and 1998.

         Corporate expenses include the cost of general management, training and field supervision of inn managers, franchising, development, reservations and administrative expenses. Corporate expenses increased $.5 million, or 6.2%, from $7.4 million in 1997 to $7.9 million in 1998. The increase is primarily related to annual payroll increases for salaried and hourly employees and increased reservation costs, primarily telecommunication expenses, attributed to the occupancy increase. As a percentage of revenue, corporate expenses decreased 0.7 percentage points from 10.2% in 1997 to 9.5% in 1998.

         Marketing expenses include the cost of media advertising and related production costs, billboard expenses and expenses associated with the Company's corporate sales group. Marketing expenses decreased $.9 million, or 13.2%, from $6.8 million in 1997 to $5.9 million in 1998. The decrease is primarily related to the elimination of a winter advertising program, a less expensive spring advertising campaign and a reduction in outdoor advertising costs. These decreases were partially offset by increases in payroll costs and expenses associated with additional corporate sales staff. As a percentage of revenue, marketing expenses decreased 2.3 percentage points from 9.3% in 1997 to 7.0% in 1998.

         In the fourth quarter of 1996, the Company commenced a chainwide inn renewal program to refurbish the majority of its inns. The Company incurred expenses of $4.8 million in 1997 associated with the inn renewal program. The Company incurred no such expenses in 1998.

         Interest expense increased $.8 million, or 7.1%, from $11.2 million in 1997 to $12.0 million in 1998 primarily because of a higher outstanding balance on the Company's bank credit facility to fund construction and renovation activity.

         The effective income tax rates for 1997 and 1998 were 39.3% and 38.9%, respectively. The decline in the 1998 effective tax rate is due to a reduction in state and local income taxes.

SUPPLEMENTAL INFORMATION

         Management believes the following supplemental information presents meaningful summary comparisons of on-going operations of the Company, adjusted to reflect the elimination of certain special charges to arrive at adjusted operating income, net income (loss) and earnings (loss) per share amounts. These amounts do not represent operating income, net income (loss), and earnings
(loss) per share as defined by generally accepted accounting principles.


                                                  Thirteen Weeks Ended                  Thirteen Weeks Ended
                                                       March 29, 1997                        April 4, 1998
                                                  ---------------------------          -------------------------
                                                    Operating      Net                  Operating         Net
                                                     Income       Income                  Income          Loss

As reported                                         $   5,350    $ (3,562)               $12,865          $540

Special charge:
    Inn renewal program                                 4,771       2,899
                                                    ---------    --------                -------          ----


As adjusted                                          $ 10,121    $   (663)               $12,865          $540
                                                    =========    ========                =======          ====


Earnings (loss) per share:
Basic                                                               $(.02)                                $.02
                                                                 ========                                 ====

Diluted                                                           $  (.02)                                $.02
                                                                 ========                                 ====


CAPITAL RESOURCES AND LIQUIDITY

General

         Cash and cash equivalents decreased $4.2 million from $13.2 million on January 3, 1998 to $9.0 million on April 4, 1998. Total debt outstanding increased approximately $1.9 million from $551.2 million at January 3, 1998 to $553.1 million at April 4, 1998 because of net borrowings under the bank credit facility, which were partially offset by scheduled principal amortization of mortgage notes and obligations under capital leases.

         Management anticipates that its working capital needs will be financed by internally generated cash and the bank credit facility.

Capital Expenditures

         The Company continued its inn renewal program to refurbish substantially all of its inns. For the thirteen week periods ended March 29, 1997 and April 4, 1998, the Company spent $13.1 million and $1.9 million, respectively, for such capital improvements.

         For the thirteen week periods ended March 29, 1997 and April 4, 1998, the Company spent $3.0 million and $2.8 million, respectively, in connection with normal recurring capital maintenance improvements to existing inns, corporate facilities and equipment and expects to spend a total of approximately $16 million for such capital maintenance improvements for the year. Additionally, the Company is completing construction and renovation of properties acquired since 1996. In connection with the improvements and renovations of these properties, the Company spent $16.3 million during the thirteen week period ended April 4, 1998, and expects to spend an additional $29.8 million through the end of the year.

         During the thirteen week period ended April 4, 1998, the Company spent approximately $0.5 million to acquire one construction site. Management is currently evaluating whether to develop the site or sell the parcel to a franchisee.

         Currently, the Company has no construction sites or properties under contract to purchase.

         Management expects to fund the Company's capital expenditures associated with improvements to the Comparable Inns and Inns in Stabilization from cash flow from operations and from borrowings under the bank credit facility. Expenditures for new construction, acquisitions and renovations will be financed from these sources, together with available cash.

Historical Cash Flows

         Cash provided by operations increased $6.8 million from $6.9 million in 1997 to $13.7 million in 1998, due to the $4.1 million increase in net income, a $1.3 million increase in non-cash expenses and a $1.4 million increase in various working capital components.

         Net cash used by investing activities decreased $8.8 million from $29.7 million in 1997 to $20.9 million in 1998, primarily due to a reduction in spending associated with the inn renewal program. Expenditures for property and equipment in 1998 include the acquisition of one development site for a total cost of $0.5 million and $16.3 million related to renovations and improvements on 20 development sites and eight properties which have been acquired or under construction since 1996.

         Net cash provided by financing activities decreased $15.7 million from $18.8 million in 1997 to $3.1 million in 1998, primarily as the result of reduced borrowings under the bank credit facility to fund the Company's expansion and inn renewal programs.

EBITDA

         EBITDA is operating income plus the sum of interest income, other income, depreciation and amortization. EBITDA increased $8.6 million from $13.8 million in 1997 to $22.4 in 1998. EBITDA in 1997 includes a special charge of $4.8 million related to the inn renewal program. Had such special charge not been incurred, EBITDA would have been $18.6 million in 1997. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or an other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt and fund the Company's operations.

FORWARD LOOKING STATEMENTS

         This Form 10-Q includes certain forward looking statements, including without limitation statements concerning the financing of the Company's working capital needs and expected capital expenditures in connection with improvements to existing properties, the purchase of and construction on sites under contract to purchase and improvements and renovations to newly acquired properties. Any forward looking statements contained in this Form 10-Q or any other reports or documents prepared by the Company or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors that could cause actual results to differ materially from such forward looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance: economic conditions, both national and regional; oversupply of hotel rooms; competition; expansion into new markets; pricing and availability of construction materials; changes in interest rates; availability of financing; and changes in federal, state and local government regulations pertaining to building requirements and environmental matters. For a more detailed discussion of these factors, please refer to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition - Forward Looking Statements; Certain Factors Affecting Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

                           PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION
--------------------------

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

          (a)  Exhibits:
                  Ex - 27  Financial Data Schedule

          (b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the thirteen weeks ended April 4, 1998.

                                    SIGNATURE

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           RED ROOF INNS, INC.
                                            (Registrant)

Date:  May 18, 1998                      /s/ David N. Chichester
                                         -------------------------------------
                                         David N. Chichester
                                         Executive Vice President and
                                         Chief Financial Officer


Date:  May 18, 1998                      /s/ Robert M. Harshbarger
                                         -------------------------------------
                                         Robert M. Harshbarger
                                         Senior Vice President, Controller
                                         and Chief Accounting Officer