Form 10-Q
period 1998-07-04
RED ROOF INNS INC
filed 1998-08-17
CIK 920941

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the period ended July 4, 1998

                                       or

[ ] TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from              to
                                                  -------------   --------------

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

                              --------------------


          Number of shares of Common Stock outstanding at July 4, 1998

                                   27,662,410


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO
   -----     -----

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

                               RED ROOF INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        JANUARY 3, 1998 AND JULY 4, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           JANUARY 3,                JULY 4,
                                                              1998                     1998
                                                        -----------------        -----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $ 13,154                  $ 9,885
  Receivables                                                      9,006                   12,895
  Supplies and other                                              14,422                   16,370
                                                                  -------                  ------
          Total current assets                                    36,582                   39,150

PROPERTY AND EQUIPMENT:
  Land                                                           155,456                  151,483
  Buildings and improvements                                     608,323                  627,504
  Furniture, fixtures and equipment                              108,564                  123,282
  Construction in progress                                        49,326                   28,689
                                                                  -------                  ------
          Total property and equipment                           921,669                  930,958
  Less accumulated depreciation and amortization                  89,287                  102,462
                                                                  -------                 -------
          Property and equipment - net                           832,382                  828,496

OTHER ASSETS:
  Goodwill, net of accumulated amortization                       70,181                   69,048
  Deferred loan fees and other - net                              15,613                   21,393
                                                                  -------                  ------
          Total other assets                                      85,794                   90,441
                                                                  -------                  ------

TOTAL                                                          $ 954,758                $ 958,087
                                                               ==========               =========

            See notes to condensed consolidated financial statements.

                               RED ROOF INNS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        JANUARY 3, 1998 AND JULY 4, 1998
                        (IN THOUSANDS, EXCEPT PAR VALUES)
                                   (UNAUDITED)

                                                                            JANUARY 3,                JULY 4,
                                                                               1998                     1998
                                                                         -----------------        -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                               $ 15,128                 $ 12,490
  Accrued expenses                                                                 24,617                   30,784
  Current maturities of long-term debt                                             11,998                   14,632
                                                                                   -------                  ------
          Total current liabilities                                                51,743                   57,906

LONG-TERM DEBT (LESS CURRENT MATURITIES):
  Mortgage notes and obligations under capital leases                             173,842                  161,001
  Bank facility                                                                   165,365                  157,100
  Senior unsecured notes                                                          200,000                  200,000
                                                                                  --------                 -------
          Total long-term debt                                                    539,207                  518,101

OTHER LONG-TERM LIABILITIES                                                        25,072                   27,264

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued
  Common stock, $.01 par value; 100,000 shares authorized,
    shares issued:  1997 - 28,531, 1998 - 28,579                                      285                      286
  Additional paid-in capital                                                      268,140                  269,041
  Less treasury stock, at cost: 1997 - 951 shares, 1998 - 916 shares              (13,822)                 (13,315)
  Retained earnings                                                                84,133                   98,804
                                                                                   -------                  ------
          Total stockholders' equity                                              338,736                  354,816
                                                                                  --------                 -------

TOTAL                                                                           $ 954,758                $ 958,087
                                                                                ==========               =========


            See notes to condensed consolidated financial statements.

                               RED ROOF INNS, INC.
                             CONDENSED CONSOLIDATED
                   STATEMENTS OF INCOME FOR THE THIRTEEN WEEKS
                  AND TWENTY-SIX WEEKS ENDED JUNE 28, 1997 AND
                                  JULY 4, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                                     --------------------     ----------------------
                                                     JUNE 28,      JULY 4,     JUNE 28,       JULY 4,
                                                       1997         1998         1997         1998
                                                    ---------    ---------    ---------    ---------

REVENUES                                            $  92,411    $  99,319    $ 165,217    $ 182,922

OPERATING EXPENSES:
  Direct room                                          40,270       43,050       80,420       90,445
  Depreciation and amortization                         8,372        9,245       16,699       18,781
  Corporate                                             7,079        8,296       14,529       16,210
  Marketing                                             4,670        4,103       11,428        9,996
  Special charges                                       4,770         --          9,541         --
                                                    ---------    ---------    ---------    ---------
        Total operating expenses                       65,161       64,694      132,617      135,432
                                                    ---------    ---------    ---------    ---------

OPERATING INCOME                                       27,250       34,625       32,600       47,490

INTEREST EXPENSE - NET                                (11,262)     (11,498)     (22,475)     (23,479)
                                                    ---------    ---------    ---------    ---------

INCOME  BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                                 15,988       23,127       10,125       24,011

INCOME TAX EXPENSE                                     (6,275)      (8,996)      (3,974)      (9,340)
                                                    ---------    ---------    ---------    ---------

INCOME BEFORE EXTRAORDINARY ITEM                        9,713       14,131        6,151       14,671

EXTRAORDINARY LOSS                                       (746)        --           (746)        --
                                                    ---------    ---------    ---------    ---------

NET INCOME                                          $   8,967    $  14,131    $   5,405    $  14,671
                                                    =========    =========    =========    =========

EARNINGS PER SHARE BEFORE
EXTRAORDINARY ITEM:
  Basic                                             $    0.35    $    0.51    $    0.22    $    0.53
                                                    =========    =========    =========    =========
  Diluted                                           $    0.35    $    0.51    $    0.22    $    0.53
                                                    =========    =========    =========    =========

EXTRAORDINARY LOSS PER SHARE:
  Basic                                             $   (0.03)   $    --      $   (0.03)   $    --
                                                    =========    =========    =========    =========
  Diluted                                           $   (0.03)   $    --      $   (0.03)   $    --
                                                    =========    =========    =========    =========

EARNINGS PER SHARE:
  Basic                                             $    0.32    $    0.51    $    0.19    $    0.53
                                                    =========    =========    =========    =========
  Diluted                                           $    0.32    $    0.51    $    0.19    $    0.53
                                                    =========    =========    =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                28,022       27,662       28,000       27,647
                                                    =========    =========    =========    =========
  Diluted                                              28,181       27,837       28,160       27,836
                                                    =========    =========    =========    =========

            See notes to condensed consolidated financial statements.

                               RED ROOF INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 1997 AND JULY 4, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       TWENTY-SIX WEEKS ENDED
                                                                             -------------------------------------------
                                                                                  JUNE 28,                    JULY 4,
                                                                                    1997                       1998
                                                                             ----------------           ----------------

CASH FLOWS FROM OPERATIONS:
  Net income                                                                         $ 5,405                   $ 14,671
  Adjustments to reconcile net income to net cash provided
      by operations:
      Depreciation and amortization                                                   15,379                     16,991
      Amortization of goodwill                                                         1,133                      1,133
      Net loss from sale, disposal or retirement of assets                                40                        645
      Write-off of loan fees and costs                                                 1,228                          -
      Amortization of loan fees and costs                                                686                        852
      Deferred income taxes                                                              859                      2,656
  Change in assets and liabilities:
      Receivables                                                                     (1,857)                    (3,889)
      Supplies and other                                                                 (63)                       (39)
      Accounts payable                                                                (1,146)                      (109)
      Accrued expenses                                                                 3,477                      6,108
                                                                                       ------                     -----
          Net cash provided by operations                                             25,141                     39,019
                                                                                      -------                    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                           305                     24,005
  Expenditures for property and equipment                                            (68,321)                   (41,233)
  Change in other assets                                                                (633)                    (1,197)
                                                                                        -----                    -------
         Net cash used by investing activities                                       (68,649)                   (18,425)
                                                                                     --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank facility                                                        223,150                     96,456
  Principal reduction in mortgage notes and bank facility                           (186,833)                  (121,497)
  Issuance of common stock                                                             1,537                      1,178
  Other                                                                               (3,090)                        -
                                                                                      -------                   -------
          Net cash provided (used) by financing activities                            34,764                    (23,863)
                                                                                      -------                   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (8,744)                    (3,269)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      19,659                     13,154
                                                                                      -------                    ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 10,915                    $ 9,885
                                                                                    =========                   =======


            See notes to condensed consolidated financial statements.

-----------------------------------------
RED ROOF INNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JUNE 28, 1997 AND JULY 4, 1998 (UNAUDITED)

1.       GENERAL

         The condensed consolidated financial statements include the accounts of Red Roof Inns, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

         The Company is an owner/operator and franchisor of economy chain segment inns. At June 28, 1997, the Company operated 251 inns. At July 4, 1998, the Company operated 253 inns and had 17 franchised inns.

         Unaudited interim results for the thirteen weeks and twenty-six weeks ended June 28, 1997 and July 4, 1998 contain all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of interim financial position and results of operations for such periods. The results are not necessarily indicative of the results for any other interim period or the full fiscal year.

         Certain amounts in the 1997 financial statements have been reclassed to conform with the 1998 presentation.

2.       PROPERTY AND EQUIPMENT

         On April 30, 1998, the Company sold four of its California properties with a net book value of $13.1 million to a franchisee for approximately $13 million. The Company used the net proceeds to repay certain mortgage indebtedness and borrowings on the bank facility. A fifth property in California was leased to the franchisee with an option to purchase. The five inns contained a total of 577 rooms. On May 18, 1998 the Company sold, at cost, an inn under construction in Atlanta, GA to a franchisee for approximately $11 million. The Company used the proceeds to repay borrowings on the bank facility. The sale of these properties will not have a significant effect on the results of operations for the Company.

3.       LONG-TERM DEBT

         As of July 4, 1998, there was $93 million available for borrowing under the Company's $250 million bank facility. In May 1997, the Company refinanced its $150 million bank facility with a $250 million bank facility. In connection with the refinancing, the Company recognized an extraordinary charge against income of $746,000, net of tax ($.03 per share) in the thirteen week and twenty-six week periods ended June 28, 1997 related to the write-off of unamortized loan fees and costs of the $150 million bank facility.

4.       STOCKHOLDERS' EQUITY

         In January 1998, the Company sold 34,916 shares of common stock out of treasury to employees at $15.19 per share under the Employee Stock Purchase Plan for the 1997 plan year.

         During the twenty-six week period ended July 4, 1998, the Company granted options to certain officers and employees under the Company's option plans to purchase 740,250 shares at a weighted average price of $18.49 per share. The options vest at the rate of 25% per year.

         During the twenty-six week period ended July 4, 1998, options were exercised for 55,575 shares at prices ranging from $5.43 to $14.13 per share under the Company's Management Stock Option Plan. In connection with the termination of the employment of certain plan participants, 9,775 options awarded under the Plan lapsed.

5.       INN RENEWAL PROGRAM

         The Company substantially completed in the second quarter of 1998 its inn renewal program to refurbish the majority of its inns at a total cost of approximately $68 million. For the twenty-six weeks ended June 28, 1997 and July 4, 1998, the Company spent $39.1 million and $5.6 million, respectively, related to the inn renewal program, of which $29.6 million and $5.6 million, respectively, was capitalized.

6.       SUPPLEMENTAL CASH FLOW INFORMATION

         For the twenty-six weeks ended June 28, 1997 and July 4, 1998, interest payments were $23,568,000 and $23,724,000, respectively, and interest capitalized for the corresponding periods was $1,120,000 and $1,578,000 respectively. Income tax payments for the twenty-six week periods in 1997 and 1998 were $439,000 and $2,624,000, respectively.

         The following is a summary of non-cash transactions for the twenty-six weeks ended June 28, 1997 and July 4, 1998 (in thousands):

                                                                                    Twenty-Six Weeks Ended
                                                                           ------------------------------------------
                                                                               June 28,                July 4,
                                                                                 1997                    1998
                                                                           ------------------      -----------------

           Prepaid insurance financed by notes payable                                                  $ 6,569

           Capital expenditures included in accounts payable                     $ 6,496                  3,770

           Sale of assets financed by notes receivable                                                    1,439

7.       SPECIAL CHARGES

         The Company recognized special charges of $4.8 million and $9.5 million related to its inn renewal program for the thirteen week and twenty-six week periods ended June 28, 1997, respectively. The Company incurred no such special charges for the thirteen week and twenty-six week periods ended July 4, 1998.

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

         The Company sold four operating inns and leased an operating inn to a franchisee during the second quarter of 1998. The sale of these properties has not had and will not have a significant effect on the results of operations of the Company. Five additional franchised inns opened during the second quarter of 1998, increasing the total number of inns operating at July 4, 1998, to 270 (including 17 franchised inns). At June 28, 1997, 251 inns were in operation, all of which were Company owned. Unless otherwise indicated, inn data presented in this report is based on the 238 inns (the "Comparable Inns") that the Company owned and operated for the twenty-six weeks ended July 4, 1998 following four successive quarters as open, operating, fully renovated or constructed properties. Management believes that the remaining 15 Company operated inns acquired or constructed (the "Inns in Stabilization") have not been operated by the Company for a sufficient period to provide meaningful period-to-period comparisons. Included in the Inns in Stabilization are acquired inns that underwent renovation causing rooms to be out of service. Therefore, the average daily room rates and occupancy for these inns are not comparable to stabilized Red Roof inns. Both acquired and newly constructed inns historically begin with lower occupancy and average daily rates which should improve over time as these inns implement the Company's operating policies and procedures and become integrated into the Company's central reservation system.

         The following Comparable Inns data is a comparison of the thirteen weeks and twenty-six weeks ended July 4, 1998 versus the comparable periods ended July 5, 1997. During the second quarter, the average daily rate ("ADR"), net of sales allowances and discounts, decreased $.56 or 1.1%, from $48.70 per occupied room in 1997 to $48.14 per occupied room in 1998. Occupancy increased
3.4 percentage points from 73.6% in the second quarter of 1997 to 77.0% for the comparable period in 1998. Revenue per available room ("REVPAR"), increased $1.23, or 3.4%, from $35.84 in 1997 to $37.07 in 1998. For the twenty-six weeks ended July 4, 1998, ADR net of sales allowances, decreased $1.63 or 3.5% from $46.92 per occupied room in 1997 to $45.29 per occupied room in 1998. Occupancy for the twenty-six weeks increased 5.9 percentage points from 68.8% in 1997 to 74.7% in 1998. REVPAR for the twenty-six weeks increased $1.55 or 4.8% from $32.28 in 1997 to $33.83 in 1998. The Company attributes the decreases in ADR to recently implemented discount programs targeted toward senior citizens and members of the American Automobile Association (AAA). The decreases in ADR were more than offset by demand generated by these programs which contributed to the occupancy and REVPAR increases. The Company also attributes the positive effects of its revenue management system and the substantial completion of its inn renewal program to the occupancy and REVPAR increases.

       THIRTEEN WEEKS ENDED JULY 4, 1998 COMPARED TO THIRTEEN WEEKS ENDED
       ------------------------------------------------------------------
                                 JUNE 28, 1997
                                 -------------

         The Company's revenues are principally derived from room rentals. Revenues increased $6.9 million, or 7.5%, from $92.4 million in 1997 to $99.3 million in 1998. Revenues for the 238 Comparable Inns increased $3.3 million from 1997 to 1998 primarily as a result of the increase in REVPAR. Revenues for the Inns in Stabilization increased $2.5 million, of which $2.0 million resulted from seven inns opened since June 28, 1997. The Company earned $1.1 million in revenues in 1998 from programs implemented in the third quarter of 1997 to franchise the Company brand and from the formation of alliances with well-known consumer product and service companies to promote partners' products and services.

         Direct room expenses include salaries, wages, utilities, repairs and maintenance, property taxes, room supplies and security. Direct room expenses increased $2.8 million, or 6.9%, from $40.3 million in 1997 to $43.1 million in 1998. The increase is primarily due to operating additional inns and planned repairs and maintenance expenses incurred in advance of the Company's peak operating season. As a percentage of revenues, direct room expenses decreased from 43.6% in 1997 to 43.4% in 1998.

         Gross operating profit (revenues less direct expenses) increased $4.1 million, or 7.9%, from $52.1 million in 1997 to $56.2 million in 1998 primarily as a result of increased revenues and controlling direct expenses. As a percentage of room revenues, gross operating profit increased from 56.4% in 1997 to 56.6% in 1998.

         Depreciation and amortization increased $.8 million from $8.4 million in 1997 to $9.2 million in 1998. The increase primarily reflects depreciation of operating inns acquired or developed during 1997 and 1998.

         Corporate expenses include the cost of general management, training and field supervision of inn managers, franchising, development, reservations and administrative expenses. Corporate expenses increased $1.2 million, or 16.9%, from $7.1 million in 1997 to $8.3 million in 1998. The increase is primarily related to annual payroll increases for salaried and hourly employees, increased reservation costs attributed to the increase in occupancy and increased franchise expenses associated with the franchise program. As a percentage of revenue, corporate expenses increased from 7.7% in 1997 to 8.4% in 1998.

         Marketing expenses include the cost of media advertising and related production costs, billboard expenses and expenses associated with the Company's corporate sales group. Marketing expenses decreased $.6 million, or 12.8%, from $4.7 million in 1997 to $4.1 million in 1998. The decrease is primarily related to a less expensive spring advertising campaign and a reduction in outdoor advertising costs. The decrease was partially offset by increases in payroll costs and expenses associated with additional corporate sales staff. As a percentage of revenue, marketing expenses decreased from 5.1% in 1997 to 4.1% in 1998.

         In the fourth quarter of 1996, the Company commenced a chainwide inn renewal program to refurbish the majority of its inns. The Company incurred expenses of $4.8 million in 1997 associated with the inn renewal program. The Company incurred no such expenses in 1998.

         Net interest expense increased $.2 million, or 1.8%, from $11.3 million in 1997 to $11.5 million in 1998 primarily because of a higher average outstanding balance on the Company's bank facility related to the funding of construction and renovation activity.

         The effective income tax rates for 1997 and 1998 were 39.3% and 38.9%, respectively. The decline in the 1998 effective tax rate is due to a reduction in state and local income taxes.

     TWENTY-SIX WEEKS ENDED JULY 4, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED
     ----------------------------------------------------------------------
                                 JUNE 28, 1997
                                 -------------

         Revenues increased $17.7 million or 10.7% from $165.2 million in 1997 to $182.9 million in 1998. Revenues for the 238 Comparable Inns increased $10.5 million, or 6.7%, from $157.0 million in 1997 to $167.5 million in 1998. Revenues increased $5.7 million for the Inns in Stabilization, of which $3.9 million resulted from seven inns opened since June 28, 1997, with $1.8 million of the $3.9 million increase attributed to the addition of 4 inns in the first half of 1998. The Company earned $1.5 million in revenues from programs implemented in the third quarter of 1997 to franchise the Company brand and from the formation of alliances with well-known consumer product and service companies to promote partners' products and services.

         Direct room expenses increased $10.0 million, or 12.4% from $80.4 million in 1997 to $90.4 million in 1998. The expenses increased primarily because of the addition of new inns, generally higher salary and wage expenses and an increase in planned repairs and maintenance expenditures in advance of the Company's peak operating season. As a percentage of revenues, direct room expense increased from 48.7% in 1997 to 49.4% in 1998.

         Gross operating profit increased $7.7 million, or 9.1%, from $84.8 million in 1997 to $92.5 million in 1998 primarily as a result of operating additional inns and increased REVPAR. As a percentage of revenues, gross operating profit was 51.3% in 1997 and 50.6% in 1998.

         Depreciation and amortization increased $2.1 million, from $16.7 million in 1997 to $18.8 million in 1998. The increase generally reflects depreciation of new inns acquired since the second half of 1997.

         Corporate expenses increased $1.7 million, or 11.7%, from $14.5 million in 1997 to $16.2 million in 1998, primarily due to increased reservation costs attributed to the increase in occupancy, increased franchise expenses related to the franchise program and a reduction in capitalized internal development costs. As a percentage of revenue, corporate expenses were 8.8% in 1997 and 8.9% in 1998.

         Marketing expenses decreased $1.4 million, or 12.3%, from $11.4 million in 1997 to $10.0 million in 1998. The decrease is primarily related to a less expensive spring advertising campaign, the elimination of a summer advertising campaign and a reduction in billboard expenses. These decreases were partially offset by increases in payroll costs and expenses associated with additional corporate sales staff. The Company anticipates spending media dollars, previously expended in the summer of 1997, towards a fall advertising campaign. As a percentage of revenue, marketing expenses decreased from 6.9% in 1997 to 5.5% in 1998.

         In the fourth quarter of 1996, the Company commenced a chainwide inn renewal program to refurbish the majority of its inns. The Company incurred expenses of $9.5 million in 1997 associated with the inn renewal program. The Company incurred no such expenses in 1998.

         Net interest expense increased $1.0 million, from $22.5 million in 1997 to $23.5 million in 1998 because of a higher average outstanding balance on the bank facility related to the funding of construction and renovation activity.

         The effective income tax rates for 1997 and 1998 were 39.3% and 38.9%, respectively. The decline in the 1998 effective tax rate is due to a reduction in state and local income taxes.

SUPPLEMENTAL INFORMATION

         Management believes the following supplemental information presents meaningful summary comparisons of on-going operations of the Company adjusted to reflect the elimination of certain special charges to arrive at adjusted operating income, net income and earnings per share amounts. These amounts do not represent operating income, net income and earnings per share as defined by generally accepted accounting principles.

                                                   Thirteen Weeks Ended                   Thirteen Weeks Ended
                                                       June 28, 1997                          July 4, 1998
                                                   -----------------------               ------------------------
                                                  Operating          Net                Operating           Net
                                                    Income         Income                 Income          Income

As reported                                            $27,250        $ 8,967                $34,625        $14,131
Special charges:                                                                             -------        -------
    Inn renewal program                                  4,770          2,897
    Extraordinary loss                                                    746
                                                       -------        -------                -------        -------


As adjusted                                            $32,020        $12,610                $34,625        $14,131
                                                       =======        =======                =======        =======

    Earnings per share:
      Basic                                                           $   .45                            $      .51
                                                                      =======                            ==========

      Diluted                                                         $   .45                            $      .51
                                                                      =======                            ==========



                                                    Twenty-Six Weeks Ended                Twenty-Six Weeks Ended
                                                       June 28, 1997                          July 4, 1998
                                                  ------------------------              -------------------------
                                                  Operating          Net                Operating           Net
                                                     Income        Income                  Income          Income

As reported                                         $32,600          $  5,405                $47,490        $14,671

Special charges:
    Inn renewal program                               9,541
                                                                        5,796
    Extraordinary loss
                                                                          746
                                                    -------           -------                -------        -------
As adjusted                                         $42,141           $11,947                $47,490        $14,671
                                                    =======           =======                =======        =======

    Earnings per share:
      Basic                                                           $   .43                               $   .53
                                                                      =======                               =======
      Diluted                                                         $   .42                               $   .53
                                                                      =======                               =======

CAPITAL RESOURCES AND LIQUIDITY

GENERAL

         Cash and cash equivalents decreased $3.3 million from $13.2 million on January 3, 1998 to $9.9 million on July 4, 1998. Total debt outstanding decreased approximately $18.5 million from $551.2 million at January 3, 1998 to $532.7 million at July 4, 1998. The decrease is due to $8.3 million in net payments on the bank facility, scheduled principal amortization of mortgage notes and obligations under capital leases and the pay-off of $10.8 million of mortgage notes from proceeds from the sale of assets, partially offset by a $6.6 million note to fund insurance premiums.

         In May 1997, the company refinanced its $150 million bank facility with a $250 million bank facility. In connection with the refinancing, the company recognized an extraordinary charge against income of $746,000, net of tax ($.03 per share) in the thirteen week and twenty-six week periods ended June 28, 1997 related to the write-off of unamortized loan fees and costs of the $150 million bank facility.

         Management anticipates that its working capital needs will be financed by internally generated cash and the bank facility.

CAPITAL EXPENDITURES

         The Company substantially completed in the second quarter of 1998 its inn renewal program to refurbish the majority of its inns. For the twenty-six week periods ended June 28, 1997 and July 4, 1998, the Company spent $29.6 million and $5.6 million, respectively, for such capital improvements.

         For the twenty-six week periods ended June 28, 1997 and July 4, 1998, the Company spent $7.2 million and $11.2 million, respectively, in connection with normal recurring capital maintenance improvements to existing inns, corporate facilities and equipment and expects to spend a total of approximately $16 million for such capital maintenance improvements for 1998. Additionally, the Company is completing construction of new inns and renovation of acquired properties. In connection with the construction and renovation of these properties, the Company spent $23.9 million during the twenty-six week period ended July 4, 1998, and expects to spend approximately $21 million through the end of the year.

         During the twenty-six week period ended July 4, 1998, the Company spent approximately $0.5 million to acquire one construction site. Management is currently evaluating whether to develop the site or sell the parcel to a franchisee.

         Currently, the Company has no construction sites or properties under contract to purchase.

         Management expects to fund the Company's capital expenditures associated with improvements to the Comparable Inns and Inns in Stabilization from cash flow from operations and from borrowings under the bank facility. Expenditures for new construction, acquisitions and renovations will be financed from these sources, together with available cash.

HISTORICAL CASH FLOWS

         Cash provided by operations increased $13.9 million from $25.1 million in 1997 to $39.0 million in 1998, due to the $9.3 million increase in net income, a $3.0 million increase in non-cash expenses and a $1.6 million increase in various working capital components.

         Net cash used by investing activities decreased $50.2 million from $68.6 million in 1997 to $18.4 million in 1998, primarily due to proceeds of $24.0 million from the sale of assets and a reduction in spending associated with the inn renewal program and construction and development activity. Expenditures for property and equipment in 1998 include the acquisition of one development site for a total cost of $0.5 million and $23.9 million related to construction on 20 development sites and renovation of eight acquired properties.

         Net cash provided by financing activities decreased $58.7 million from $34.8 million provided in 1997 to $23.9 million used in 1998, primarily as the result of the early retirement of mortgage notes, net payments on the bank facility from proceeds from the sale of assets and normal amortization of mortgage notes and capital leases which was funded by $24.0 million in proceeds from the sale of assets and operating cash flow.

EBITDA

         EBITDA is operating income plus the sum of interest income, other income, depreciation and amortization. EBITDA for the twenty-six weeks ended July 4, 1998 increased $16.8 million from $49.7 million in 1997 to $66.5 million in 1998. EBITDA in 1997 includes a special charge of $9.5 million related to the inn renewal program. Had such special charge not been incurred, EBITDA would have been $59.2 million in 1997. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or an other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt and fund the Company's operations.

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

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:
                  Ex - 27  Financial Data Schedule

          (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the thirteen weeks ended July 4, 1998.

                  SIGNATURE

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        RED ROOF INNS, INC.
                                                            (Registrant)

Date:  August 17, 1998                                  /s/ David N. Chichester
                                                        ---------------------------------------------
                                                        David N. Chichester
                                                        Executive Vice President and
                                                        Chief Financial Officer


Date:  August 17, 1998                                  /s/ Robert M. Harshbarger
                                                        ---------------------------------------------
                                                        Robert M. Harshbarger
                                                        Senior Vice President, Controller
                                                        and Chief Accounting Officer