Form 10-Q
period 1998-10-03
RED ROOF INNS INC
filed 1998-11-17
CIK 920941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended October 3, 1998

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

                              --------------------


         Number of shares of Common Stock outstanding at October 3, 1998

                                   27,318,010


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

YES  __X__            NO ____

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

                               RED ROOF INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JANUARY 3, 1998 AND OCTOBER 3, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     JANUARY 3,    OCTOBER 3,
                                                       1998          1998
                                                     ---------     ----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $ 13,154      $ 12,299
  Receivables                                            9,006        13,215
  Supplies and other                                    14,422        17,715
                                                      --------      --------
          Total current assets                          36,582        43,229

PROPERTY AND EQUIPMENT:
  Land                                                 155,456       150,853
  Buildings and improvements                           608,323       631,091
  Furniture, fixtures and equipment                    108,564       129,059
  Construction in progress                              49,326        36,671
                                                      --------      --------
          Total property and equipment                 921,669       947,674
  Less accumulated depreciation and amortization        89,287       109,172
                                                      --------      --------
          Property and equipment - net                 832,382       838,502

OTHER ASSETS:
  Goodwill, net of accumulated amortization             70,181        68,482
  Deferred loan fees and other - net                    15,613        22,697
                                                      --------      --------
          Total other assets                            85,794        91,179
                                                      --------      --------

TOTAL                                                 $954,758      $972,910
                                                      ========      ========

            See notes to condensed consolidated financial statements.

                               RED ROOF INNS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       JANUARY 3, 1998 AND OCTOBER 3, 1998
                        (IN THOUSANDS, EXCEPT PAR VALUES)
                                   (UNAUDITED)

                                                                           JANUARY 3,      OCTOBER 3,
                                                                              1998            1998
                                                                           ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $  15,128       $  11,580
  Accrued expenses                                                            24,617          37,584
  Current maturities of long-term debt                                        11,998          14,869
                                                                           ---------       ---------
          Total current liabilities                                           51,743          64,033

LONG-TERM DEBT (LESS CURRENT MATURITIES):
  Mortgage notes and obligations under capital leases                        173,842         157,487
  Bank facility                                                              165,365         156,000
  Senior unsecured notes                                                     200,000         200,000
                                                                           ---------       ---------
          Total long-term debt                                               539,207         513,487

OTHER LONG-TERM LIABILITIES                                                   25,072          29,332

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued
  Common stock, $.01 par value; 100,000 shares authorized,
    shares issued:  1997 - 28,531, 1998 - 28,579                                 285             286
  Additional paid-in capital                                                 268,140         269,041
  Less treasury stock, at cost: 1997 - 951 shares, 1998 - 1,261 shares       (13,822)        (18,714)
  Retained earnings                                                           84,133         115,445
                                                                           ---------       ---------
          Total stockholders' equity                                         338,736         366,058
                                                                           ---------       ---------

TOTAL                                                                      $ 954,758       $ 972,910
                                                                           =========       =========

            See notes to condensed consolidated financial statements.

                              RED ROOF INNS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
   FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 AND
                                OCTOBER 3, 1998
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                           THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                        ---------------------------    ----------------------------
                                        SEPTEMBER 27,    OCTOBER 3,    SEPTEMBER 27,     OCTOBER 3,
                                            1997            1998           1997             1998
                                        -------------    ----------    -------------     ----------
REVENUES                                  $ 99,758       $ 103,007       $ 264,968       $ 285,929

OPERATING EXPENSES:
  Direct room                               40,912          44,213         121,325         134,658
  Depreciation and amortization              7,824           9,059          24,523          27,840
  Corporate                                  7,683           7,376          22,212          23,586
  Marketing                                  5,165           3,512          16,593          13,508
  Special charges                            2,333             461          11,874             461
                                          --------       ---------       ---------       ---------
        Total operating expenses            63,917          64,621         196,527         200,053
                                          --------       ---------       ---------       ---------

OPERATING INCOME                            35,841          38,386          68,441          85,876

INTEREST EXPENSE - NET                     (11,229)        (11,150)        (33,704)        (34,629)
                                          --------       ---------       ---------       ---------

INCOME  BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                      24,612          27,236          34,737          51,247

INCOME TAX EXPENSE                          (9,660)        (10,595)        (13,634)        (19,935)
                                          --------       ---------       ---------       ---------

INCOME BEFORE EXTRAORDINARY ITEM            14,952          16,641          21,103          31,312

EXTRAORDINARY LOSS                            --              --              (746)           --
                                          --------       ---------       ---------       ---------

NET INCOME                                $ 14,952       $  16,641       $  20,357       $  31,312
                                          ========       =========       =========       =========

EARNINGS PER SHARE BEFORE
EXTRAORDINARY ITEM:
  Basic                                   $   0.53       $    0.60       $    0.75       $    1.13
                                          ========       =========       =========       =========
  Diluted                                 $   0.53       $    0.60       $    0.75       $    1.13
                                          ========       =========       =========       =========

EXTRAORDINARY LOSS PER SHARE:
  Basic                                   $   --         $    --         $   (0.02)      $    --
                                          ========       =========       =========       =========
  Diluted                                 $   --         $    --         $   (0.03)      $    --
                                          ========       =========       =========       =========

EARNINGS PER SHARE:
  Basic                                   $   0.53       $    0.60       $    0.73       $    1.13
                                          ========       =========       =========       =========
  Diluted                                 $   0.53       $    0.60       $    0.72       $    1.13
                                          ========       =========       =========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                     28,032          27,633          28,011          27,642
                                          ========       =========       =========       =========
  Diluted                                   28,273          27,758          28,197          27,814
                                          ========       =========       =========       =========

            See notes to condensed consolidated financial statements.

                               RED ROOF INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 AND OCTOBER 3, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                THIRTY-NINE WEEKS ENDED
                                                              ----------------------------
                                                              SEPTEMBER 27,     OCTOBER 3,
                                                                  1997             1998
                                                              -------------     ----------
CASH FLOWS FROM OPERATIONS:
  Net income                                                    $  20,357       $  31,312
  Adjustments to reconcile net income to net cash provided
      by operations:
      Depreciation and amortization                                22,598          25,188
      Amortization of goodwill                                      1,699           1,699
      Net loss from sale, disposal or retirement of assets            896             951
      Write-off of loan fees and costs                              1,228            --
      Amortization of loan fees and costs                           1,041           1,254
      Deferred income taxes                                         7,391           4,549
  Change in assets and liabilities:
      Receivables                                                  (1,964)         (4,209)
      Supplies and other                                             (619)         (1,221)
      Accounts payable                                               (540)            587
      Accrued expenses                                              7,300          13,373
                                                                ---------       ---------
          Net cash provided by operations                          59,387          73,483
                                                                ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                      1,302          24,128
  Expenditures for property and equipment                        (101,968)        (61,085)
  Change in other assets                                               46          (3,742)
                                                                ---------       ---------
         Net cash used by investing activities                   (100,620)        (40,699)
                                                                ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank facility                                     290,603         138,806
  Principal reduction in mortgage notes and bank facility        (261,127)       (168,224)
  Issuance of common stock                                          2,098           1,178
  Purchase of treasury stock                                         --            (5,399)
                                                                ---------       ---------
          Net cash provided (used) by financing activities         31,574         (33,639)
                                                                ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (9,659)           (855)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   19,659          13,154
                                                                ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  10,000       $  12,299
                                                                =========       =========

            See notes to condensed consolidated financial statements.

-----------------------------------------
RED ROOF INNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 AND OCTOBER 3, 1998 (UNAUDITED)

1.       GENERAL

         The condensed consolidated financial statements include the accounts of Red Roof Inns, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

         The Company is an owner/operator and franchisor of economy chain segment inns. At September 27, 1997, the Company operated 252 inns and had two franchised inns. At October 3, 1998, the Company operated 255 inns and had 24 franchised inns.

         Unaudited interim results for the thirteen weeks and thirty-nine weeks ended September 27, 1997 and October 3, 1998 contain all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of interim financial position and results of operations for such periods. The results are not necessarily indicative of the results for any other interim period or the full fiscal year.

         Certain amounts in the 1997 financial statements have been reclassed to conform with the 1998 presentation.

2.       PROPERTY AND EQUIPMENT

         In April 1998, the Company sold four of its California properties with a net book value of $13.1 million to a franchisee for approximately $13 million. The Company used the net proceeds to repay certain mortgage indebtedness and borrowings on the bank facility. A fifth property in California was leased to the franchisee with an option to purchase. The five inns contained a total of 577 rooms. In May 1998 the Company sold, at cost, an inn under construction in Atlanta, GA to a franchisee for approximately $11 million. The Company used the proceeds to repay borrowings on the bank facility. The sale of these properties will not have a significant effect on the results of operations for the Company.

3.       LONG-TERM DEBT

         As of October 3, 1998, there was $94 million available for borrowing under the Company's $250 million bank facility. In May 1997, the Company refinanced its $150 million bank facility with a $250 million bank facility. In connection with the refinancing, the Company recognized an extraordinary charge against income of $0.7 million, net of tax ($.02 per share - basic and $.03 per share - diluted) in the thirty-nine week period ended September 27, 1997 related to the write-off of unamortized loan fees and costs of the $150 million bank facility.

4.       STOCKHOLDERS' EQUITY

         In January 1998, the Company sold 34,916 shares of common stock out of treasury to employees at $15.19 per share under the Employee Stock Purchase Plan for the 1997 plan year.

         During the thirty-nine week period ended October 3, 1998, the Company granted options to certain officers and employees under the Company's stock option plans to purchase 740,250 shares at a weighted average price of $18.49 per share. The options vest at the rate of 25% per year.

         During the thirty-nine week period ended October 3, 1998, options were exercised for 55,575 shares at prices ranging from $5.43 to $14.13 per share under the Company's Management Stock Option Plan. In connection with the termination of the employment of certain plan participants, 17,400 options awarded under the Plan lapsed.

         In September 1998, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its common shares, either in the open market or in privately negotiated transactions. During the thirty-nine weeks ended October 3, 1998, the Company purchased 344,400 shares of its common stock in the open market for an aggregate purchase price of $5.4 million, or $15.68 per share.

5.       INN RENEWAL PROGRAM

         The Company substantially completed in the third quarter of 1998 its inn renewal program to refurbish the majority of its inns at a total cost of approximately $68 million. For the thirty-nine weeks ended September 27, 1997 and October 3, 1998, the Company spent $46.2 million and $7.8 million, respectively, related to the inn renewal program, of which $35.3 million and $7.8 million, respectively, was capitalized. In addition, through the thirty-nine weeks of 1997 the Company wrote-off assets with a net book value of approximately $1 million related to early asset retirements in connection with the program.

6.       SUPPLEMENTAL CASH FLOW INFORMATION

         For the thirty-nine weeks ended September 27, 1997 and October 3, 1998, interest payments were $30.9 million and $31.2 million, respectively, and interest capitalized for the corresponding periods was $1.8 million and $2.1 million, respectively. Income tax payments for the thirty-nine week periods in 1997 and 1998 were $0.7 million and $10.5 million, respectively.

         The following is a summary of non-cash transactions for the thirty-nine weeks ended September 27, 1997 and October 3, 1998 (in thousands):

                                                                                    Thirty-Nine Weeks Ended
                                                                           ------------------------------------------
                                                                             September 27,            October 3,
                                                                                 1997                    1998
                                                                           ------------------      -----------------
           Prepaid insurance financed by notes payable                                                  $  6,569

           Capital expenditures included in accounts payable                     $ 6,588                   2,164

           Sale of assets financed by notes receivable                                                     1,439

7.       SPECIAL CHARGES

         The Company recognized special charges of $2.3 million and $11.9 million related to its inn renewal program for the thirteen week and thirty-nine week periods ended September 27, 1997, respectively. During the thirteen week and thirty-nine week periods ended October 3, 1998, the Company recognized special charges of $0.4 million related to the termination of a Company pension plan and $0.1 million related to costs incurred to address the Company's year 2000 issues.

8.        SUBSEQUENT EVENTS

         In October 1998, the Company repurchased the face amount of $27.6 million of senior unsecured notes due in 2003. In connection with the repurchase, the Company will recognize an extraordinary charge against income of $0.2 million, net of tax ($0.01 per share - basic and diluted) in the fourth quarter related to the write-off of unamortized loan costs, net of discount. In October 1998, the Company terminated its employment of certain officers and employees. In the fourth quarter of 1998, the Company will recognize approximately $1.5 million in severance costs related to these terminations.

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

         The Company sold four operating inns and leased an operating inn to a franchisee during the second quarter of 1998. The sale of these properties has not had and should not have a significant effect on the results of operations of the Company. Two Company owned inns and seven franchised inns opened during the third quarter of 1998, increasing the total number of inns operating at October 3, 1998, to 279 (including 24 franchised inns). At September 27, 1997, 254 inns were in operation, including two franchised inns. Unless otherwise indicated, inn data presented in this report is based on the 238 inns (the "Comparable Inns") that the Company owned and operated for the thirty-nine weeks ended October 3, 1998 following four successive quarters as open, operating, fully renovated or constructed properties. Management believes that the remaining 17 Company operated inns acquired or constructed (the "Inns in Stabilization") have not been operated by the Company for a sufficient period to provide meaningful period-to-period comparisons. Included in the Inns in Stabilization are acquired inns that underwent renovation causing rooms to be out of service. Therefore, the average daily room rates and occupancy for these inns are not comparable to stabilized Red Roof inns. Both acquired and newly constructed inns historically begin with lower occupancy and average daily rates which should improve over time as these inns implement the Company's operating policies and procedures and become integrated into the Company's central reservation system.

         The following Comparable Inns data is a comparison of the thirteen weeks and thirty-nine weeks ended October 3, 1998 versus the comparable periods ended September 27, 1997. During the third quarter, the average daily rate ("ADR") increased $0.84 or 1.7%, from $50.25 per occupied room in 1997 to $51.09 per occupied room in 1998. Occupancy of 75.7% in the third quarter of 1997 remained unchanged for the comparable period in 1998. Revenue per available room ("REVPAR"), increased $0.64, or 1.7%, from $38.04 in 1997 to $38.68 in 1998. For the thirty-nine weeks ended October 3, 1998, ADR decreased $0.86 or 1.8% from $48.10 per occupied room in 1997 to $47.24 per occupied room in 1998. Occupancy for the thirty-nine weeks increased 3.9 percentage points from 71.1% in 1997 to 75.0% in 1998. REVPAR for the thirty-nine weeks increased $1.23 or 3.6% from $34.20 in 1997 to $35.43 in 1998. REVPAR increases have declined over the last two quarters and the trend has continued into the fourth quarter. The Company attributes the decrease in ADR for the thirty-nine weeks in 1998 to planned price decreases earlier in the year coupled with recently implemented discount programs targeted toward senior citizens and members of the American Automobile Association (AAA). The decrease in ADR was more than offset by demand generated by these programs which contributed to the occupancy and REVPAR increases. The Company also attributes the positive effects of its revenue management system and the substantial completion of its inn renewal program to the occupancy and REVPAR increases.

         THIRTEEN WEEKS ENDED OCTOBER 3, 1998 COMPARED TO THIRTEEN WEEKS ENDED
         ---------------------------------------------------------------------
SEPTEMBER 27, 1997
------------------

         The Company's revenues are principally derived from room rentals. However, the Company's financial strategy is to focus on increasing its fee-based income from franchising and partner programs. As part of this strategy, the Company has significantly scaled back the development of company-owned inns. As a result, revenue growth from company-owned inns has slowed, while growth related to franchised inns and other fee-based programs is beginning to increase. Revenues increased $3.3 million, or 3.3%, from $99.7 million in 1997 to $103.0 million in 1998. Revenues for the 238 Comparable Inns (243 in 1997) increased $0.2 million from 1997 to 1998 primarily as a result of the increase in REVPAR. Revenues for the Inns in Stabilization increased $2.8 million, of which $2.2 million resulted from eight inns opened since September 27, 1997. Revenues increased $0.3 million in 1998 over 1997 from programs implemented in the third quarter of 1997 to franchise the Company brand and from the formation of alliances with well-known consumer product and service companies to promote partners' products and services.

         Direct room expenses include salaries, wages, utilities, repairs and maintenance, property taxes, room supplies and security. Direct room expenses increased $3.3 million, or 8.1%, from $40.9 million in 1997 to $44.2 million in 1998. The increase is primarily due to operating additional inns and an increase in net telephone expenses. As a percentage of revenues, direct room expenses increased from 41.1% in 1997 to 43.2% in 1998.

         Gross operating profit (hotel revenues less direct expenses) decreased $0.3 million, or 0.5%, from $58.5 million in 1997 to $58.2 million in 1998. As a percentage of room revenues, gross operating profit decreased from 58.9% in 1997 to 56.8% in 1998.

         Depreciation and amortization increased $1.3 million from $7.8 million in 1997 to $9.1 million in 1998. The increase primarily reflects depreciation of operating inns acquired or developed during 1997 and 1998 and depreciation of assets associated with the inn renewal program.

         Corporate expenses include the cost of general management, training and field supervision of inn managers, franchising, development, reservations and administrative expenses. Corporate expenses decreased $0.3 million, or 4.0%, from $7.7 million in 1997 to $7.4 million in 1998. The decrease is primarily related to reengineering initiatives implemented in the fourth quarter of 1997 which were offset by annual compensation increases for salaried and hourly employees, increased reservation costs attributed to the operation of an additional reservation center and the increase in occupancy. As a percentage of revenue, corporate expenses decreased from 7.7% in 1997 to 7.2% in 1998.

         Marketing expenses include the cost of media advertising and related production costs, billboard expenses and expenses associated with the Company's corporate sales group. Marketing expenses decreased $1.7 million, or 32%, from $5.2 million in 1997 to $3.5 million in 1998. The decrease is primarily related to the timing of a seven week national advertising campaign beginning in mid-September versus a corresponding campaign which was completed in August 1997, and a reduction in outdoor advertising costs. The decrease was partially offset by increases in payroll costs and expenses associated with additional corporate sales staff. As a percentage of revenue, marketing expenses decreased from 5.2% in 1997 to 3.4% in 1998.

         In the fourth quarter of 1996, the Company commenced a chainwide inn renewal program to refurbish the majority of its inns. The Company incurred special charges of $2.3 million in 1997 associated with the inn renewal program. During the thirteen week period ended October 3, 1998, the Company recognized special charges of $0.4 million related to the termination of a Company pension plan and $0.1 million related to costs incurred to address the Company's year 2000 issues.

         Net interest expense remained unchanged at $11.2 million in 1997 and 1998.

         The effective income tax rates for 1997 and 1998 were 39.3% and 38.9%, respectively. The decline in the 1998 effective tax rate is due to a reduction in state and local income taxes.

         THIRTY-NINE WEEKS ENDED OCTOBER 3, 1998 COMPARED TO THIRTY-NINE WEEKS
         ---------------------------------------------------------------------
ENDED SEPTEMBER 27, 1997
------------------------

         Revenues increased $20.9 million or 7.9% from $265.0 million in 1997 to $285.9 million in 1998. Revenues for the 238 Comparable Inns and the five inns sold in the second quarter of 1998 increased $9.4 million, or 3.7%, from $255.6 million in 1997 to $265.0 million in 1998. Revenues increased $9.4 million for the Inns in Stabilization, of which $5.6 million resulted from eight inns opened since September 27, 1997, with $3.3 million of the $5.6 million increase attributed to the addition of six inns in 1998. Revenues increased $2.1 million from programs implemented in the third quarter of 1997 to franchise the Company brand and from the formation of alliances with well-known consumer product and service companies to promote partners' products and services.

         Direct room expenses increased $13.3 million, or 11.0% from $121.3 million in 1997 to $134.6 million in 1998. The expenses increased primarily because of the addition of new inns, generally higher salary and wage expenses, an increase in net telephone expenses and an increase in planned repairs and maintenance expenses. As a percentage of revenues, direct room expenses increased from 45.8% in 1997 to 47.4% in 1998.

         Gross operating profit increased $6.2 million, or 4.3%, from $143.3 million in 1997 to $149.5 million in 1998 primarily as a result of operating additional inns and increased REVPAR. As a percentage of revenues, gross operating profit was 54.2% in 1997 and 52.6% in 1998.

         Depreciation and amortization increased $3.3 million, from $24.5 million in 1997 to $27.8 million in 1998. The increase generally reflects depreciation of new inns acquired since the third quarter of 1997 and depreciation of assets associated with the inn renewal program.

         Corporate expenses increased $1.4 million, or 6.3%, from $22.2 million in 1997 to $23.6 million in 1998, primarily due to increased reservation costs attributed to the operation of an additional reservation center and the increase in occupancy and increased franchise expenses related to the franchise program which were partially offset by reengineering initiatives implemented in the fourth quarter of 1997. As a percentage of revenue, corporate expenses were 8.4% in 1997 and 8.3% in 1998.

         Marketing expenses decreased $3.1 million, or 18.6%, from $16.6 million in 1997 to $13.5 million in 1998. The decrease is primarily related to a less expensive spring advertising campaign, the timing of a mid-year advertising campaign completed in the third quarter of 1997 versus a similar campaign which will primarily fall in the fourth quarter of 1998 and a reduction in billboard expenses. These decreases were partially offset by increases in payroll costs and expenses associated with additional corporate sales staff. As a percentage of revenue, marketing expenses decreased from 6.3% in 1997 to 4.7% in 1998.

         In the fourth quarter of 1996, the Company commenced a chainwide inn renewal program to refurbish the majority of its inns. The Company incurred special charges of $11.9 million in 1997 associated with the inn renewal program. During 1998, the Company recognized special charges of $0.4 million related to the termination of a Company pension plan and $0.1 million related to costs incurred to address the Company's year 2000 issues.

         Net interest expense increased $0.9 million, from $33.7 million in 1997 to $34.6 million in 1998 because of a higher average outstanding balance on the bank facility related to the funding of construction and renovation activity.

         The effective income tax rates for 1997 and 1998 were 39.3% and 38.9%, respectively. The decline in the 1998 effective tax rate is due to a reduction in state and local income taxes.

SUPPLEMENTAL INFORMATION
------------------------

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

                                   Thirteen Weeks Ended                   Thirteen Weeks Ended
                                    September 27, 1997                      October 3, 1998
                                  -----------------------               ------------------------
                                 Operating          Net                Operating           Net
                                   Income         Income                 Income          Income
As reported                        $35,841        $14,952               $38,386         $16,641
Special charges:
    Inn renewal program              2,333          1,417
    Year 2000 costs                                                          90              55

    Pension plan termination                                                371             227
                                   -------        -------               -------         -------

As adjusted                        $38,174        $16,369               $38,847         $16,923
                                   =======        =======               =======         =======

    Earnings per share:
      Basic                                       $  0.58                               $   0.61
                                                  =======                               ========

      Diluted                                     $  0.58                               $   0.61
                                                  =======                               ========



                                  Thirty-Nine Weeks Ended               Thirty-Nine Weeks Ended
                                   September 27, 1997                      October 3, 1998
                                 ------------------------              -------------------------
                                 Operating          Net                Operating           Net
                                  Income          Income                 Income          Income

As reported                        $68,441       $20,357                 $85,876         $31,312

Special charges:
    Inn renewal program             11,874         7,213
    Year 2000 costs                                                           90              55
    Pension plan termination                                                 371             227
    Extraordinary loss                               746
                                   -------       -------                 -------         -------

As adjusted                        $80,315       $28,316                 $86,337         $31,594
                                   =======       =======                 =======         =======

    Earnings per share:
      Basic                                      $  1.01                                 $  1.14
                                                 =======                                 =======
      Diluted                                    $  1.00                                 $  1.14
                                                 =======                                 =======

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

GENERAL

         Cash and cash equivalents decreased $0.9 million from $13.2 million on January 3, 1998 to $12.3 million on October 3, 1998. Total debt outstanding decreased $22.8 million from $551.2 million at January 3, 1998 to $528.4 million at October 3, 1998. The decrease is due to $9.4 million in net payments on the bank facility, $9.3 million of scheduled principal amortization of mortgage notes and obligations under capital leases and the pay-off of $10.7 million of mortgage notes from proceeds from the sale of assets, partially offset by a $6.6 million note to fund prepaid insurance premiums.

         Management anticipates that its working capital needs will be financed by internally generated cash and the bank facility.

CAPITAL EXPENDITURES

         The Company substantially completed in the third quarter of 1998 its inn renewal program to refurbish the majority of its inns. For the thirty-nine week periods ended September 27, 1997 and October 3, 1998, the Company spent $35.3 million and $7.8 million, respectively, for such capital improvements.

         For the thirty-nine week periods ended September 27, 1997 and October 3, 1998, the Company spent $10.2 million and $18.7 million, respectively, in connection with normal recurring capital maintenance improvements to existing inns, corporate facilities and equipment and expects to spend a total of approximately $20 million for such capital maintenance improvements for 1998. Additionally, the Company is completing construction of new inns and renovation of acquired properties. In connection with the construction and renovation of these properties, the Company spent $34.1 million during the thirty-nine week period ended October 3, 1998, and expects to spend approximately $12 million through the end of the year.

         During the thirty-nine week period ended October 3, 1998, the Company spent approximately $0.5 million to acquire one construction site. Management is currently evaluating whether to develop the site or sell the parcel to a franchisee.

         Currently, the Company has one construction site under contract to purchase for an estimated cost of $3.3 million.

         Management expects to fund the Company's capital expenditures associated with improvements to the Comparable Inns and Inns in Stabilization from cash flow from operations and from borrowings under the bank facility. Expenditures for new construction, acquisitions and renovations will be financed from these sources together with joint venture equity, property level debt and available cash.

HISTORICAL CASH FLOWS

         Cash provided by operations increased $14.1 million from $59.4 million in 1997 to $73.5 million in 1998, due to the $11.0 million increase in net income, a $1.2 million decrease in non-cash expenses and a $4.3 million increase in various working capital components.

         Net cash used by investing activities decreased $59.9 million from $100.6 million in 1997 to $40.7 million in 1998, primarily due to proceeds of $24.1 million from the sale of assets, a reduction in spending associated with the inn renewal program and management's decision in late 1997 to curtail company-owned inn development. Expenditures for property and equipment in 1998 include the acquisition of one development site for a total cost of $0.5 million and $34.1 million related to construction on 16 development sites and renovation of seven acquired properties.

         Net cash provided by financing activities decreased $65.2 million from $31.6 million provided in 1997 to $33.6 million used in 1998, primarily as the result of the reduced need for financing to fund company-owned inn development and inn renewal costs, the early retirement of mortgage notes, net payments on the bank facility, normal amortization of mortgage notes and capital leases and the purchase of treasury stock for $5.4 million.

EBITDA

         EBITDA is operating income plus the sum of interest income, other income, depreciation and amortization. EBITDA for the thirty-nine weeks ended October 3, 1998 increased $20.6 million from $93.7 million in 1997 to $114.3 million in 1998. EBITDA in 1997 includes a special charge of $11.9 million related to the inn renewal program. EBITDA in 1998 includes special charges of $0.5 million related to termination of a Company pension plan and to year 2000 costs. Had such special charges not been incurred, EBITDA would have been $105.6 million and $114.8 million in 1997 and 1998, respectively. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt and fund the Company's operations.

YEAR 2000 ISSUES

         The Company utilizes computer technologies throughout its business to effectively carry out its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities and equipment. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date-sensitive information properly as the year 2000 approaches. The Company has substantially completed its assessment of all date-sensitive hardware and software and has identified four critical areas requiring remediation: property management systems at its inns, reservations system, accounting systems and telephone switching equipment. The Company is actively correcting and replacing those systems which are not year 2000 compliant in order to ensure the Company's ability to continue to meet its internal needs and those of its suppliers and customers. This process includes the testing of critical systems to ensure that year 2000 readiness has been accomplished. The Company has taken the following actions to address year 2000 issues for its critical areas:

       - Property management systems at the inns - All modifications to software have been made to be year 2000 compliant. These modifications are being tested and will be implemented by the end of the fourth quarter of 1998.

       - Reservations system - New software has been written in-house to be year 2000 compliant and will be implemented during the fourth quarter of 1998.

       - Accounting systems - The Company has purchased accounting systems software and hardware from outside vendors that are year 2000 compliant and is currently installing and testing these systems and related sub-systems. The Company expects implementation of the accounting systems to be completed by the end of the first quarter of 1999.

       - Telephone switching equipment - The Company has identified all telephone switching equipment that is not year 2000 compliant and will replace this equipment during 1999.

      The Company currently believes it will be able to modify, replace, or mitigate all affected systems in time to avoid any material detrimental impact on its operations. If the Company determines that it may be unable to remediate and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans for any such mission-critical systems at the time such determination is made. While the Company is not presently aware of any significant exposure that its systems will not be properly remediated on a timely basis, there can be no assurances that all year 2000 remediations processes will be completed and properly tested before the year 2000, or that contingency plans will sufficiently mitigate the risk of a year 2000 readiness problem. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company.

         The Company estimates that all the aggregate costs for remediation of year 2000 issues will be approximately $6 million, including $2.3 million of costs already incurred. The total estimated aggregate costs include $4.8 million of capitalized costs associated with the replacement of the Company's accounting system and phone switches at certain of it's locations. In addition, the Company estimates it will incur charges to earnings of $1.4 million of which $1.1 million will be incurred in 1998. The anticipated impact and costs of the project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

         The Company is heavily dependent on a national carrier for its telephone services both at inn level and for its reservations system and a national processing service for its credit card transactions. The Company has initiated formal communications with its significant suppliers, customers and critical partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and intends to test critical system interfaces, as the year 2000 approaches. The Company will develop appropriate contingency plans, to the extent possible, in the event that a significant exposure is identified relative to the dependencies on third-party systems. There can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

FORWARD LOOKING STATEMENTS

         This Form 10-Q includes certain forward looking statements, including without limitation statements concerning the financing of the Company's working capital needs, year 2000 issues, expected capital expenditures in connection with improvements to existing properties, the sale of existing properties, the purchase of and construction on sites under contract to purchase and improvements and renovations to newly acquired properties. Any forward looking statements contained in this Form 10-Q or any other reports or documents prepared by the Company or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors that could cause actual results to differ materially from such forward looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance: economic conditions, both national and regional; oversupply of hotel rooms; competition; expansion into new markets; pricing and availability of construction materials; changes in interest rates; availability of financing; and changes in federal, state and local government regulations pertaining to building requirements, environmental matters and year 2000 issues. For a more detailed discussion of these factors, please refer to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition - Forward Looking Statements; Certain Factors Affecting Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

                           PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION
--------------------------

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

          (a)  Exhibits:
                  Ex - 27  Financial Data Schedule

          (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the thirteen weeks ended October 3, 1998.

                                    SIGNATURE

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               RED ROOF INNS, INC.
                                  (Registrant)


Date:  November 17, 1998       /s/ David L. Rea
                               -------------------------------------
                               David L. Rea
                               Executive Vice President,
                               Chief Financial Officer and Treasurer


Date:  November 17, 1998       /s/ Robert M. Harshbarger
                               -------------------------------------
                               Robert M. Harshbarger
                               Senior Vice President, Controller
                               and Chief Accounting Officer