Form 10-K405
period 1999-01-02
RED ROOF INNS INC
filed 1999-03-31
CIK 920941

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
             JANUARY 2, 1999
                                   OR

    [ ]      TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-14058

                              RED ROOF INNS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                           31-1393666
---------------------------------------------       ---------------------------------------------
            (State incorporation)                       (I.R.S. Employer Identification No.)

             4355 DAVIDSON ROAD                                      43026-2491
               HILLIARD, OHIO
---------------------------------------------       ---------------------------------------------
  (Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (614) 876-3200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                Name of each exchange
             Title of each class                                 on which registered
---------------------------------------------       ---------------------------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING WAS 26,960,188 AT FEBRUARY 26,
                                     1999.

  BASED ON THE CLOSING SALES PRICE OF FEBRUARY 26, 1999, THE AGGREGATE MARKET
                                     VALUE
     OF THE STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $116,097,550

    Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: definitive Proxy Statement, dated on or about April 16, 1999 relating to Registrant's 1999 Annual Meeting of Stockholders (in Part III), which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Unless the context otherwise requires, the "Company," "Red Roof" or "Red Roof Inns" refers to Red Roof Inns, Inc., a Delaware corporation and any subsidiaries of Red Roof Inns, Inc. from time to time.

Unless otherwise indicated, Inn data presented in this report is based on 238 Inns (the "Comparable Inns") that the Company owned and operated at the beginning of and throughout the 1998 fiscal year following four successive quarters as open, operating, fully renovated or constructed properties based on a 52 week comparison. Management believes that the remaining company operated Inns acquired or constructed (the "Inns in Stabilization") have not been operated by the Company for a sufficient period to provide meaningful period-to-period comparisons. Included in the Inns in Stabilization are acquired Inns that underwent renovation causing rooms to be out of service. Therefore, the average daily room rates and occupancies for these Inns are not comparable to stabilized Red Roof Inns. Both acquired and newly constructed Inns historically begin with lower occupancy and average daily room rates, which should improve over time as these Inns implement the Company's operating policies and procedures and become integrated into the Company's central reservation system.

Red Roof Inns operates in the economy chain scale segment ("economy chain segment") of the lodging industry as defined by Smith Travel Research ("STR"), a leading industry research firm. STR categorizes lodging properties into the following chain scale segments based upon average daily rates: upper upscale, upscale, mid-scale with food and beverage, mid-scale without food and beverage, economy and independents. Economy chain segment statistics presented herein exclude Red Roof and extended stay properties.

PART 1
 ITEM 1.         BUSINESS

GENERAL
Red Roof Inns is a franchisor of and the largest owner/operator of economy chain segment hotels in the United States, with 295 Inns (including 39 franchised
Inns) containing more than 34,100 rooms (including 4,600 franchised rooms) in 36 states, located primarily throughout the Midwest, East, South and Gulf Coast regions. Red Roof Inns are designed to attract both the business and leisure traveler seeking quality rooms and Inn locations that are generally comparable to those of mid-price hotels, but at lower average room rates. By not providing full-service, management-intensive facilities and services, such as in-house restaurants or cocktail lounges, banquet centers, conference rooms, room service, recreational facilities or other services and facilities that the Company's targeted customers do not typically value, Red Roof is able to deliver a product that addresses its customers' needs and price expectations. In general, Red Roof's guests are evenly divided between business and leisure travelers.

The following table sets forth total number of Inns and total number of rooms open at the end of the years indicated:

                            NUMBER OF INNS               NUMBER OF ROOMS
                      --------------------------   ----------------------------
FISCAL YEAR           OWNED   FRANCHISED   TOTAL   OWNED    FRANCHISED   TOTAL

 1994                  220                  220    24,658                24,658
 1995                  231                  231    26,134                26,134
 1996                  248                  248    28,167                28,167
 1997                  254         5        259    29,120       541      29,661
 1998                  256        39        295    29,562     4,619      34,181

According to STR, Red Roof has one of the highest occupancy rates in the economy chain segment of the lodging industry. The Company's Comparable Inns had an average occupancy percentage of 73.0% and an average daily room rate ("ADR") of $46.80 for 1998. Comparable Inn revenue per available room ("RevPAR") over the past four years has grown at a compound annual rate of 2.2% to $34.16 for 1998. In 1998, the Company's Comparable Inns occupancy exceeded the economy chain segment average occupancy of 56.4% by 16.6 percentage points and Comparable Inn RevPAR was 33% higher than the economy chain segment average of $25.78.


                                       2
Red Roof Inns Inc. and Subsidiaries

The following table sets forth certain data for the Company's Comparable Inns for the years indicated:

                         NUMBER      AVERAGE
      FISCAL YEAR        OF INNS   OCCUPANCY(1)   ADR(2)   REVPAR(3)

 1994                      210         79.1%     $39.63     $31.35
 1995                      210         77.3       42.11      32.55
 1996                      223         74.2       44.36      32.92
 1997                      238         70.4       47.10      33.16
 1998                      238         73.0       46.80      34.16
 1994-98 Compound Annual
         Growth Rate                  (2.0)%        4.2%       2.2%

(1) Average occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reporting period.

(2) ADR represents total room revenues (net of allowances) divided by the total number of rooms occupied.

(3) RevPAR represents the average occupancy percentage multiplied by the average daily room rate for the reporting period.

In 1998, the Company's Comparable Inns RevPAR increased by 3.0% over 1997 due to a .6% decrease in ADR and a 2.6 percentage point increase in the average occupancy percentage. The Company attributes the decrease in ADR to planned price decreases early in the year coupled with discount programs targeted toward senior citizens and members of the American Automobile Association (AAA). The decrease in ADR was more than offset by demand generated by these programs which contributed to the occupancy and RevPAR increases. In addition, the Company increased operating income for the four year period from 1994 through 1998 at a compound annual growth rate of 6.4% (8.0%, excluding certain charges). These increases in operating income were achieved by increasing RevPAR and controlling costs.

Red Roof Inns is a price-value leader in the economy chain segment and operates under the philosophy of offering Inn locations and quality rooms comparable to many mid-priced hotels but at substantially lower room rates. Management believes that the customers' perception of value is dependent on three components: price, location and consistent quality. Guests who travel in the economy chain segment do so to save money. Red Roof Inns is able to maintain its low prices as a result of a consistent company-wide emphasis on cost control. Red Roof Inns are generally located near interstate highways, major traffic arteries or major destination areas such as airports, business districts, universities, hospitals or convention centers. All locations are well constructed and maintained and are attractively landscaped to enhance their appearance. In addition, the Company strives to deliver a consistent guest experience throughout the chain by following a chainwide set of operating, marketing and hospitality standards. The Company's success in providing customer value is demonstrated by its consistently high occupancy levels compared to the average for the economy chain segment.

The Company believes that it has achieved significant brand awareness as a result of its ability to provide high-quality, well located accommodations and superior value, together with its national advertising campaign featuring actor/comedian Martin Mull. This brand awareness and reputation for price, quality and value have consistently placed Red Roof Inns among the leaders in the economy chain segment in terms of occupancy and RevPAR, according to STR. In addition, the brand name has earned the Company a strong following of loyal guests. Management believes that the Company's brand identity provides it with a significant advantage over independent hotel operators and other economy segment chains. Together with its operational expertise, this enhances the performance of existing and newly constructed and acquired properties. Management is expanding the chain on a national basis through franchising and selective hotel development.

The Company promotes and operates its own reservation centers and toll-free number (1-800-THE-ROOF) to accept reservations. During 1998, the Company handled approximately 2.9 million calls through the toll-free number, of which approximately 40% were converted to reservations, contributing to the Company's high level of occupancy. During the second quarter of 1998, the Company opened a second reservation center in Springfield, Ohio. This second center provides additional capacity, along with back-up capabilities, to handle the increased call volume as a result of the growth in the franchise program. Calls are routed to the first available agent at either center to ensure that all calls are answered as quickly as possible.


                                       3
                                             Red Roof Inns Inc. and Subsidiaries

The Company has operated Inns since its first Inn opened in 1973. Red Roof's management has substantial experience in the lodging industry. On average, senior management has approximately 18 years experience in the lodging industry and is supported by operational and administrative vice presidents with an average of 16 years experience and on-site general managers with an average of 7 years experience. Each company-owned Red Roof Inn is operated as an individual profit center by a general manager who oversees all day-to-day guest relations and other operating activities and implements rate, occupancy and cost containment strategies. Management believes this structure reduces operating costs while creating incentives to maximize RevPAR, guest satisfaction and enhance operating margins by adapting room rates to prevailing market conditions at individual Inns.

STRATEGY
The Company's strategy is to increase cash flow and earnings per share by increasing Company-owned Inn profits, becoming more fee intensive through franchising and partner programs, pursuing selective development opportunities through joint ventures and using the Company's free cash flow to take advantage of market opportunities.

INCREASE COMPANY-OWNED INN PROFITS. The Company intends to increase cash flow and earnings per share through increases in profit contributions from company-owned Inns, primarily by moderate increases in ADR, by maintaining or increasing the Company's strong occupancy levels and by controlling costs. The Company believes that it will be able to increase RevPAR by stimulating room demand through effective advertising, promotion and discount programs targeted toward senior citizens and members of the AAA and through the implementation of an automated revenue management system. The Company also believes that increases in RevPAR will be achieved as a result of its chainwide Inn renewal program ("Project BIG RED"), which was completed in 1998. In addition to increasing revenues at company-owned Inns, the Company has always focused on controlling costs while not reducing customer service levels.

         - Discount Programs -- During the first quarter of 1998, the Company introduced programs for two key market segments -- senior citizens and members of AAA. The senior market is the fastest growing population segment in the United States today and is expected to remain so for years to come as the baby boomer generation matures. Generally, the senior market has discretionary funds available and the propensity to travel. AAA membership amounts to over 41 million people who generate significant travel and leisure business. In addition, Red Roof was made a preferred partner of AAA in mid-1998. Management believes that by providing appropriate discounts to the members of these two groups, the Company will build demand for its service.

         - Revenue Management System -- In the second quarter of 1998, the Company implemented a fully automated revenue management system in conjunction with the completion of the Company's Inn renewal program. The system is linked to both the central reservation system and the individual property management systems, providing real-time information. The system is essentially an inventory control system that enables the Company to better manage both occupancy and rate by analyzing historical data, trends and current reservation activity to forecast future trends. Inn managers use the system to foresee peak occupancy days and predict cancellations, no-shows, stay-overs and walk-in traffic which enables them to adjust room rates and better manage both lengths of stay and discount business.

         - Project BIG RED -- In the fourth quarter of 1996, the Company commenced Project BIG RED, a chainwide property renewal program that refurbished and enhanced both the interior decor and exterior appearance of the majority of company-owned Inns as well as provided additional room amenities and services for guests. The property renewal program was completed in 1998 for a total cost of approximately $68 million (including approximately $4 million for the revenue management system). Project BIG RED gave the rooms a more modern, residential feel with new carpet, wallcovering, furniture, bedspreads and drapes. A brighter paint shade, new signs, improved lighting and additional landscaping enhanced the exterior appeal of the Inns and highlighted the properties for approaching travelers. The program added features to the Company's business king rooms that better address the needs of the business traveler, as well

                                       4
Red Roof Inns Inc. and Subsidiaries
as additional amenities to all rooms, which management believes will reinforce Red Roof Inns' position as a price-value leader in the economy chain segment and enhances revenues by allowing the Company to increase ADR and RevPAR.

         - Controlling Costs -- The Company is constantly reevaluating its cost structure with the emphasis on reducing costs through new technology and by improving operating efficiencies. Also, the managers at the Inns have incentive plans to keep costs down and improve efficiency. During 1998, the Company reduced the amount of labor minutes per room sold by one minute. In addition, during 1998, the Company installed energy efficient lighting at its Inns which reduced electric costs. The Company is also investing in technology such as a voice mail system which allows front desk personnel to better serve their guests while reducing operating costs.

GROW FEE-BASED INCOME. The Company intends to increase cash flow and earnings per share through the development of fee-based income. By becoming more fee intensive, the Company expects to decrease its capital needs, increase the return on assets, increase the stability of its revenue and income streams and become less vulnerable to changing conditions in the lodging industry or changes in factors which directly influence the operation of its Inns. The Company believes that it will generate fee income from both its franchising program and its partner marketing program.

         - Franchising -- The franchising program is focused on developing relationships with experienced, high quality hotel owners who will develop and operate new Inns using the "Red Roof Inn" or "Red Roof Inn & Suites" marks or convert existing hotels to one of the "Red Roof Inn" or "Red Roof Inn & Suites" marks. The Company believes that this strategy will allow it to continue to expand the Red Roof brand nationally without requiring significant capital investment and will increase revenues and cash flow while maintaining consistent quality across the entire chain. Franchise applicants are evaluated on hotel operating expertise and financial stability. Franchise conversion properties and developed hotel construction plans are reviewed for adherence to Company quality standards. Approved applicants are granted the right to operate under the Red Roof Inn brand name, obtain reservations through the Company's central reservation system and use the Company's Inn designs, operating systems and procedures. In return for this right, the franchisees pay to the Company an initial franchise fee and ongoing royalty, marketing and reservation fees. These ongoing fees are based on a percentage of gross room revenues (as defined in the franchise agreement) at the franchised properties. In addition, franchisees pay to the Company license fees for computer software that the Company provides to the franchisees. The total amount of fees collected by the Company will vary depending on the total revenues generated by all of its franchisees. The Company's franchise fee structure contains a unique provision that allows a franchisee to earn a discount to the royalty fee by achieving high levels of customer satisfaction, as measured by an independent survey conducted by a market research firm. The Company believes that this provision not only provides it with a competitive advantage in attracting high quality franchisees, but also promotes strict adherence to chain quality standards and operating consistency. The Company also believes that its franchises are attractive because of the Company's high occupancy, RevPAR and attractive operating margins.

The Company believes that it has a strong corporate infrastructure to accommodate significant Inn expansion through franchising, including an experienced development, acquisition and finance team, an effective central reservation system, advertising and marketing programs, an experienced operations group, a well-developed property management system and an extensive management training program. In addition, the Company's newly designed buildings with interior corridors and a high percentage of rentable space, significant open territories in the Red Roof Inns system, consistency of the Company's product and service, and the support provided by the Company's experience as an owner/operator provide competitive advantages for the Company in the sale of its franchises.

As of January 2, 1999, the Company had 39 franchised Inns open, 18 franchised Inns under construction or conversion and projected to open in 1999 and 30 additional executed franchise agreements. The Company's goal is to open 50 franchised Inns in 1999.


                                       5
                                             Red Roof Inns Inc. and Subsidiaries

         - Partnership Marketing -- The Company has a partnership marketing program through which the Company forms alliances with other well-known consumer product and service companies in order to offer its guests additional value-added services. The Company actively promotes its partners' products or services either at the Inns or through the central reservation centers in exchange for fees from the partner companies. The Company believes that its strong following of loyal guests (which represents over 8 million room nights sold in 1998) and reputation for value, quality and service make it an attractive partner and allow it to create alliances with high quality companies that will further enhance the attractiveness of Red Roof Inns to its guests. Management believes that this strategy generates increased revenue and cash flow while providing additional value-added services to the Company's guests.

PURSUE SELECTIVE INN DEVELOPMENT. At the end of 1997, the Company made the decision to reduce its company-owned Inn development program and focus on growing fee-based income through franchising. Therefore, the Company's current development and acquisition strategy is focused on locating a select number of high visibility properties in key strategic locations, such as in central business districts of major cities or near major airports. The Company currently intends to use joint ventures or pre-sale structures for these projects. This new approach to development should allow the Company to reduce the level of development risk and the overall levels of its capital requirements.

During the last three years, the Company purchased 20 development sites (one under a long-term lease agreement) located in Arizona, Florida, Georgia, Indiana, Massachusetts, North Carolina, Ohio, Tennessee and Texas. One of these sites, located in Georgia, was subsequently sold to a franchisee and two of these sites, located in Indiana and Tennessee, are being held for sale to prospective franchisees. The Company is in the process of completing the construction of a total of 2,361 rooms on the 17 remaining development sites of which 13 developed Inns consisting of 1,759 rooms were open as of January 2, 1999.

During the last three years, the Company acquired eight Inns consisting of 1,184 rooms (after conversion and room additions) located in Alabama, Florida, Maryland, North Carolina, South Carolina, Virginia and Washington, D.C. A total of eight acquired Inns with 1,135 rooms were open as of January 2, 1999.

Certain of the acquired Inns differ from the Company's existing Inns in terms of construction, number of rooms, room size, building configuration, signage, decor and other respects. See "Item 2. Properties." Each acquired Inn receives Red Roof signage, installation of computer hardware to accommodate electronic processing of reservations and the transmission of financial and other data to the corporate offices in suburban Columbus, Ohio, as well as lobby modifications designed to support operational practices and procedures. In addition, the Company makes capital improvements, where needed, to guest rooms and guest-sensitive areas to ensure that each acquired property adheres to Red Roof's stringent operating standards. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Capital Resources and Liquidity -- Capital Expenditures." Although acquired properties, after conversion, differ in certain respects from existing Inns, the renovated properties offer quality accommodations and service consistent with Red Roof's brand identity.

In evaluating expansion opportunities for company-owned Inns, the Company generally reviews the competitive environment of the market, including room supply, room demand, average daily room rates and local market wages. The Company also evaluates demand generators such as area businesses, conference centers, airports, universities, hospitals, theme parks, and other business and leisure attractions. Each potential development site and Inn acquisition is evaluated for accessibility, visibility and restrictive local ordinances. In addition, the Company's evaluation of a potential Inn acquisition includes an extensive review of its historical operating and financial results and the estimated cost of converting the facility to Red Roof's standards of quality. Each anticipated development site and Inn acquisition also must have the potential to meet a stipulated minimum return based on the Company's investment criteria.


                                       6
Red Roof Inns Inc. and Subsidiaries

USE FREE CASH FLOW. Historically, the Company's growth strategies have focused on increasing revenues and earnings before interest, taxes, depreciation and amortization ("'EBITDA") through the development or acquisition of new Inns that are owned and operated by the Company. The capital requirements of this strategy generally exceeded the cash flows from operations, which required the Company to issue additional debt and equity to finance this growth. At the end of 1997, the Company made the decision to reduce its new Inn development program and focus on expanding the chain through franchising and growing its fee-based income streams. As a result, reduced capital outlays for the development and acquisition of new company-owned Inns combined with the completion of the Inn renewal program has significantly reduced the total capital requirements of the Company. As part of the continuing capital expenditure program, the Company expects to reinvest in its company-owned Inns through on-going renovation and maintenance programs as well as make additional investments in systems related technology.

As a result of this revised growth strategy, the Company's on-going capital requirements are generally expected to be less than the cash flows from operations. In addition, the Company has and will likely continue to generate additional cash proceeds from the selective sale of existing company-owned Inns to franchisees. Cash flows from operations combined with proceeds from asset sales should exceed capital expenditures and therefore generate free cash flow available for general corporate purposes. In 1998, the Company generated free cash flow totaling approximately $26 million as compared to being a net user of cash of approximately $52 million in 1997. In 1998, the Company used it's free cash flow to repurchase shares of Company stock and reduce debt.

The Company expects that this free cash flow should provide the financial flexibility to react to and take advantage of changes in the lodging industry and the capital markets. The Company may use its free cash flow to: repurchase additional shares of Company stock, reduce or restructure debt, and/or pursue acquisition opportunities of additional brands and/or lodging owner-operators. The Company believes that the combination of a growing fee-based revenue stream along with the use of free cash flow to take advantage of changing market opportunities will allow the Company to increase its earnings and cash flow per share.

LODGING INDUSTRY
The lodging industry as a whole is continuing to experience positive operating conditions. Though the rate of growth in supply of hotel rooms is currently exceeding the rate of demand growth, ADR and RevPAR have continued to increase. The economy chain segment, where the Company operates, has experienced a greater rate of supply growth than the industry as a whole. As a result, occupancy levels for the segment have been declining. However, the segment has continued to increase ADR and has achieved moderate increases in RevPAR. Red Roof Inns has one of the highest occupancy levels in the economy chain segment and has consistently outperformed the segment in RevPAR.

COMPETITION
Small chains and independent hotels represent approximately one third of the supply of rooms in the hotel industry. Direct competitors of Red Roof include national chains which operate in the economy chain segment, as defined by STR, such as Super 8 Motels, Motel 6, and Days Inns and regional chains such as Susse Chalet. In certain locations, the Company's Inns also compete with mid-scale properties, such as Baymont Inns, Comfort Inns, Fairfield Inns, Holiday Inn Express, LaQuinta Inns and Hampton Inns. There is no single competitor or group of competitors of Red Roof that is dominant in the lodging industry. However, some of Red Roof's competitors have a larger network of locations and greater resources than Red Roof.

Each Red Roof Inn competes in its market area on the basis of price, location and quality with major national lodging chains, regional brands and privately owned hotels. The Company is firmly established in most of its markets and the Company believes many of its Inns are in locations superior to those available for development today. The Inns are consistently well maintained, attractively landscaped and competitively priced to appeal to both business and leisure travelers.


                                       7
                                             Red Roof Inns Inc. and Subsidiaries

FRANCHISING
The rights and franchises under which the franchised Inns are operated are set forth in the Company's Franchise Agreement. The Franchise Agreement gives the franchisee the right to develop a site or convert a property, own and operate an Inn accepted by the Company and to use the Company's systems in connection with the operation of an Inn. A prospective franchisee is required to pay the Company a refundable application fee of $5,000 when an application is made for a Red Roof Inns franchise. The initial franchise fee for a Red Roof Inn franchise is generally the greater of $400 per guest room in the Inn to be developed or converted or $40,000, less the amount of the application fee. However, in very limited specific situations the application and/or the initial franchise fee has been negotiated depending upon such factors as the total number of rooms, the total number of new or conversion properties, future development or conversion commitments, market conditions, market penetration and other relevant factors. The Company does not make a practice of negotiating any fees, except in limited circumstances. The franchisee must also pay the Company approximately $5,300 in owner, management and computer training tuition fees as well as approximately $20,000 for the purchase of a property management system and other related systems. In addition, the franchisee must pay travel, lodging and meal expenses for Company computer trainers and the shipping expenses for the training equipment for the front office system and training that the Company provides at the Inn. The franchisee also is required to reimburse the Company for travel agency commissions and other fees that the Company may pay to third parties for electronic bookings at franchised Inns.

The Company has no formal Company-funded financial assistance program for franchisees. However, the Company may, at its sole discretion, offer to franchisees financing with terms that vary depending upon a number of factors such as the number of inns involved, the number of rooms involved, market conditions, market penetration and other such factors that may warrant and justify the financial assistance. This financing typically must be repaid in three years and requires appropriate collateral. In addition, the Company has a contractual agreement with a financial institution to act as a placement agent for franchisees who desire access to potential sources of third-party financing.

Generally, a franchisee is required to pay a royalty fee of 4% of gross room revenue (as defined in the Franchise Agreement) during the first two years after the opening of an Inn and 4.5% of gross room revenues for all periods hereafter. A franchisee can receive a rebate of .5% of gross room revenues if, in any calendar year, the franchised Inn achieves superior results in guest satisfaction as measured by an independent guest survey conducted by a market research firm. In addition to the royalty fees, a franchisee must pay, as a percentage of gross room revenues, a marketing fund fee of 2.5% for national advertising and a reservation fee of 2% to support the cost of reservation services provided to the Inns.

Before a franchised Inn opens, the Company inspects and approves the Inn to confirm that the Company's quality specifications have been met. Once a franchised Inn opens, the Company provides continued sales support, assistance and visitation by franchise operations directors to assist in day-to-day operation of an Inn and provides optional training at various locations. The Company currently employs 10 franchise sales personnel located throughout the U.
S. who market the Company's franchisees to qualified applicants. The Company also employs six franchise operations directors, who are former Red Roof Inns general managers, to assist franchisees with pre-opening and ongoing operations issues.

OPERATIONS
The Company's Inns are managed from its corporate office in suburban Columbus, Ohio. Centralized corporate functions include marketing, sales, reservations, treasury, accounting, financial reporting, information systems, purchasing, repairs and maintenance, legal, human resources and managerial training. The corporate staff monitors Inn-level consistency with standards for guest service through a guest satisfaction survey program, which is conducted by an independent market research company, and its corporate office customer service department. The corporate staff also monitors standards for maintenance and appearance through an experienced design and maintenance staff.


                                       8
Red Roof Inns Inc. and Subsidiaries

Each company-owned Inn is operated as an individual profit center, with a general manager who oversees all day-to-day operating activities. Red Roof's managers devote their attention to assuring friendly guest service and clean, well maintained rooms, consistent with chainwide standards. Their responsibilities also include recruiting, training and supervising the Inn's staff. A typical Inn has approximately 20 employees, including the general manager, housekeepers, laundry attendants, skilled and general maintenance persons and front desk guest services representatives, including a night auditor. Each general manager reports to one of 14 district operations vice presidents, who in turn report to senior management.

Red Roof's general managers receive a three-week training program that emphasizes operations, hospitality, rate management, legal issues, interviewing, employee relations, training and budgeting prior to assuming responsibility at an Inn. The Company has managers who assist the general managers at certain Inns, providing a pool of experienced candidates to fill its needs for general managers.

The Company uses target-driven operational budgets prepared by the general managers that are implemented after review with senior management. Rates charged by Red Roof are continually reviewed by the Inn managers, rate analysts and operations vice presidents so that they can be appropriately adapted to the prevailing market conditions at each Inn. In addition, implementation of the fully automated revenue management system enables Inn managers to monitor rates in relation to peak demand periods. Each general manager can earn financial incentives based upon achieving favorable results in comparison to the revenue and profit budgets along with guest satisfaction surveys for their respective property. Management believes this incentive program increases the general managers' focus on operating efficient, well maintained, profitable Inns.

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

SALES AND MARKETING
In general, Red Roof's guests are evenly divided between leisure and business travelers. Leisure travelers served by the Company are typically en route by car to another destination or attending a nearby special event or attraction. The Company also serves business travelers, many of whom travel on a per diem or pay their own expenses. Leisure demand is highest on Friday and Saturday nights with business demand highest on Monday through Thursday nights.

Red Roof's national advertising campaigns, featuring actor/comedian Martin Mull, emphasize the consistency and value associated with its Inns. The Company markets through national and local cable and network television, newspapers, other print media and its own Web site. The Company focuses its television advertising on specific programs during certain months of the year and times of the day for maximum impact. In addition, the Company utilizes billboard advertisements located along interstate highways near many of its Inns.

The Company utilizes its own central reservation centers and toll-free number (1-800-THE-ROOF) to accept reservations. During 1998, the reservation centers handled approximately 2.9 million calls through the toll-free number, of which approximately 40% were converted to reservations. During the second quarter of 1998, the Company opened a second reservation center in Springfield, Ohio. This second center provides additional capacity, along with back-up capabilities, to handle the increased call volume as a result of the growth in the franchise program. Calls are routed to the first available agent at either center to ensure that all calls are answered as quickly as possible. The reservation system provides reservation agents with information about Inn locations, available rooms and prices in order to assist customers in reserving rooms. The agents are trained in telephone sales and cross-selling techniques. Through its computer network, the Company continually updates the number of rooms sold at a property, permitting the sale of all available


                                       9
                                             Red Roof Inns Inc. and Subsidiaries
rooms through either the Inn or the reservation centers. The Company has special reservation agents for large group sales, motor coach sales and special event bookings. Management estimates that approximately three-fourths of room sales are to customers who have made a reservation through the central reservation centers or by calling an Inn directly.

The Company offers a number of marketing programs aimed at creating customer loyalty. The Company promotes a "RediCard" program which provides its members with express reservation and check-in. Additional amenities include a USAToday newspaper delivered to the member's room, personal check cashing, pay-by-check privileges and a newsletter offering various discounts and coupons. The RediCard program improves the administrative efficiency of the reservation agents and front desk staff by providing a personal profile of the member. This includes information such as room type preference, smoking or non-smoking rooms and preferred method of payment. The Company currently has more than 445,000 active RediCard members. In addition, the Company has formed and continues to seek alliances with national travel and consumer organizations, such as AAA, to offer special rates or promotions to the organizations customers, including discounted rates to senior citizens.

The Company's corporate sales group increases room sales through the inclusion of Red Roof Inns in approved or preferred lodging lists of corporate travel managers and travel agencies on a national basis. The Company has five national sales representatives, two tour and travel sales representatives and increased the number of regional sales representatives from eight in 1996 to 16 in 1998. The regional sales representatives conduct sales programs to develop local corporate contacts and encourage local companies to utilize the Inns. These sales efforts include developing brand loyalty through programs such as RediCard and Volume Plan Plus, a plan which provides for negotiated rates based on the volume of room nights per year that a company can offer Red Roof.

The Company developed a database management system to track its guests' spending habits and travel patterns. This system, coupled with other corporate programs, will enable the Company to effectively market its product toward its frequent guests as well as potential new guests. The system will identify potential guests for under-utilized markets and hotels, frequent guests by market area for new Inns and franchisees and enhance its guest loyalty program. Management believes the system, which was fully implemented in the fourth quarter of 1998, will increase guest loyalty, retention and repeat business resulting in increased market share and ultimately increase RevPAR.

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

Most of the Company's properties have not been tested for the presence of hazardous substances. The Company is aware of three Red Roof properties that were developed with the use of landfill that has been found to contain hazardous substances. With respect to two of these properties, the Company has determined that no notification or remediation is required under current laws and regulations. With respect to the third of these properties, state regulatory authorities have issued a "No Further Action" approval letter based upon the Company's execution and recording of a "Declaration of Environmental Restrictions" limiting the property owner's right to disturb affected areas of the property.

Based on its present knowledge and currently applicable laws and regulations, the Company does not believe that environmental matters are likely to have a material adverse effect on the Company's business, assets, financial condition or results of operations. However, due to the absence of complete information, possible future changes


                                       10
Red Roof Inns Inc. and Subsidiaries
in laws and regulations, and other factors, no assurance can be given that environmental matters will not ultimately have a material adverse impact on the Company's business, assets, financial condition or results of operations.

EMPLOYEES
As of January 2, 1999, Red Roof employed approximately 5,900 persons, of whom approximately 90% were compensated on an hourly basis. Approximately 480 of these employees work at the corporate headquarters, of which approximately 150 are employed at the Company's reservation centers. The Company's employees are not currently represented by labor unions and the Company has never experienced any organized work stoppage. Management believes that its ongoing labor relations are good.

SERVICEMARKS
"Red Roof Inn", "Red Roof Inn & Suites", "Red Roof", "RediCard", "Hit the Roof", "Sleep Cheap" and various other marks are registered servicemarks of the Company, which the Company considers important to its business. The Company monitors use of similar names and takes appropriate action when possible infringements occur.

 ITEM 2.         PROPERTIES

The Company believes that it has frequently benefited from identification and development of attractive locations in local markets prior to many of its competitors. In addition, since Red Roof was one of the first economy segment chains, the Company is firmly established in many of its markets.

Red Roof adheres to rigorous standards in building and maintaining each Inn. Management believes that its high-quality construction standards are superior to those of many of its competitors.

A typical company-owned Red Roof Inn contains, on average, approximately 114 rooms. In addition to standard rooms, each Inn has rooms equipped for the handicapped and has "business king" rooms containing a king-sized bed, a recliner, a desk and computer tie-in services. Each Inn features a choice of rooms for non-smokers and smokers, free unlimited local telephone calls, remote-control television with CNN, ESPN and Showtime, pay-per-view movies and video games, free coffee and USAToday newspapers in the lobby, 24-hour front desk and message service, direct corporate billing and free parking. Many of the Company's Inns are adjacent to free-standing restaurants affiliated with restaurant chains such as Bob Evans, Shoney's and Cracker Barrel that provide food service to Red Roof's guests.

A typical franchised property consists of approximately 110 rooms. As of January 2, 1999, there were a total of four newly-constructed franchised Inns and 35 franchised Inns that were converted properties. Each franchised Inn must adhere to the same rigorous quality standards of construction and maintenance as a company-owned Inn. Each franchised Inn is inspected by a franchise operations director, at least annually, to assure that the franchised Inn adheres to the Company's quality standards. The Company has the ability to terminate the franchisee's agreement for failure to meet these quality standards as well as for a franchisee's failure to fulfill other contractual obligations.

To maintain the overall quality of the Company's existing Inns, each Inn undergoes periodic renovations and capital improvements as required. These renovations are completed in accordance with established maintenance programs that list specific tasks to be completed, including such items as seasonal landscaping and inspection of the condition of sidewalks, parking areas and signage. In 1996, 1997 and 1998, the Company spent approximately $17.1 million, $6.9 million and $19.0 million (exclusive of BIG RED expenditures), respectively, on capital improvements to existing Inns.

In the fourth quarter of 1996, the Company commenced Project BIG RED, a chainwide property renewal program that refurbished and enhanced both the interior decor and exterior appearance of the majority of company-owned Inns as well as provided additional room amenities and services for guests. The property renewal program was completed in 1998. Project BIG RED gave the rooms a more modern, residential feel with new carpet, wallcovering, furniture, bedspreads and drapes. A brighter paint shade, new signs, improved lighting and additional landscaping enhanced the exterior appeal of the Inns and highlighted the properties for approaching travelers. The program added features to the Company's business king


                                       11
                                             Red Roof Inns Inc. and Subsidiaries
rooms that better address the needs of the business traveler, as well as additional amenities to all rooms, which management believes will reinforce Red Roof Inns' position as a price-value leader in the economy chain segment and enhances revenues by allowing the Company to increase ADR and RevPAR.

The total cost for Project BIG RED was approximately $68 million (including approximately $4 million for the revenue management system). The Company recognized total charges to earnings of $24.5 million related to early asset retirements and other charges associated with Project BIG RED. The Company recognized $10.4 million of the charges ($7.8 million related to early asset retirements) during the fourth quarter of 1996 and $14.1 million ($2.4 million related to early asset retirements) throughout 1997. The Company did not incur any charges to earnings related to BIG RED in 1998. See "Item 8. Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

During 1998, the Company sold four of its California properties and a property under construction in Atlanta, Georgia to franchisees. These properties were sold, substantially at cost, for net cash proceeds of approximately $22 million and the proceeds were used to repay borrowings on the Company's bank facility ("the Bank Facility") and mortgage notes. A sixth property located in California was leased to a franchisee with an option to purchase.

At five company-owned Red Roof properties, the Company leases both the land and the buildings. At two of these five properties (the Harrisburg-North, Pennsylvania and Parkersburg, West Virginia Inns), the landlord in each case is a partnership in which the Company owns or controls a substantial majority of the partnership interests. At the Parkersburg, West Virginia property, the lease will expire in 2001 and the Company does not have an option to extend the lease or purchase the property. At the Harrisburg-North property, the Company subleases the property from the partnership, which leases the property from the Dauphin County Industrial Development Authority. The Harrisburg-North lease expires in 2004 and the partnership has the option to purchase the property at any time during or within 90 days after the expiration of the term of the lease, for an amount equal to $100,000 above the balance then due on the industrial revenue bonds issued to finance development of the property. The Company does not have an option to extend the sublease or lease, or to purchase the Harrisburg-North property. At the third property, located in Charleston, West Virginia, the lease expires in 2016 (assuming the exercise of all renewals) and the Company does not have an option to extend the lease or purchase the property. At the fourth property, located in Colorado Springs, Colorado, the lease expires in 2015 (including the exercise of all renewals) and the Company has an option to purchase the property at fair market value. At the fifth property, located in Columbus, Ohio, the lease expires in 2027 (assuming the exercise of all renewals) and the Company does not have an option to purchase the property.

Eleven company-owned Red Roof properties are subject to ground leases. All ground leases have remaining terms, including renewal options, aggregating longer than 24 years.

The remainder of the Company's Inns are 100% owned in fee simple by the Company. As of January 2, 1999, 87 Inns were encumbered by mortgage loans or industrial revenue bonds maturing in various years from 1999 to 2009. In addition, the Company has a $250 million Bank Facility which is secured by 80 other Inns. See "Item 8. Financial Statements and Supplementary Data -- Note 4 to the Consolidated Financial Statements."

The Company owns its corporate office building located in suburban Columbus, Ohio. It is encumbered by a mortgage loan that will mature in 2009.

The Company believes that it maintains adequate aggregate insurance coverage on its properties, subject to appropriate deductibles. The Company used a self-insurance plan for general liability and workers compensation insurance for claims arising before May 1998. Subsequent to May 1998, the Company entered into a three-year fixed premium agreement with a national insurance carrier for its general liability and workers compensation insurance. The premium is subject to adjustment on the annual anniversary date of the policy if actual insured losses exceed 60% of the annual premium amount. See "Item 8. Financial Statements and Supplementary Data -- Note 1 to the Consolidated Financial Statements."


                                       12
Red Roof Inns Inc. and Subsidiaries

   The following represents the distribution of company-owned Inns and franchised Inns as of January 2, 1999:

                                               COMPANY-OWNED                 FRANCHISED                      TOTAL
                                          ---------------------------------------------------------------------------------
    STATE                                 # OF INNS    # OF ROOMS      # OF INNS    # OF ROOMS      # OF INNS    # OF ROOMS
    Alabama                                    4            417                                          4            417
    Arkansas                                   1            108                                          1            108
    Arizona                                    5            640            2            260              7            900
    California                                 1            200           10          1,216             11          1,416
    Colorado                                   1            117                                          1            117
    Connecticut                                4            441                                          4            441
    Washington, DC                             1            197                                          1            197
    Delaware                                   1            119                                          1            119
    Florida                                   15          1,797            3            662             18          2,459
    Georgia                                    9          1,092            4            381             13          1,473
    Iowa                                       1            108                                          1            108
    Illinois                                  13          1,522                                         13          1,522
    Indiana                                    8            749            2            184             10            933
    Kansas                                     1            107            1             30              2            137
    Kentucky                                   5            553            2            157              7            710
    Louisiana                                  4            422                                          4            422
    Massachusetts                              4            548                                          4            548
    Maryland                                  10          1,239                                         10          1,239
    Michigan                                  20          2,096                                         20          2,096
    Minnesota                                  3            311                                          3            311
    Missouri                                   9          1,029            1            105             10          1,134
    Mississippi                                3            324                                          3            324
    North Carolina                            16          1,857            1            147             17          2,004
    North Dakota                                                           1             99              1             99
    New Hampshire                              2            223                                          2            223
    New Jersey                                 7            908                                          7            908
    New Mexico                                                             1             87              1             87
    New York                                   8            882                                          8            882
    Ohio                                      29          3,184            4            490             33          3,674
    Oklahoma                                                               1             93              1             93
    Pennsylvania                              15          1,731                                         15          1,731
    South Carolina                             8            933                                          8            933
    Tennessee                                 10          1,076            2            192             12          1,268
    Texas                                     22          2,894            4            516             26          3,410
    Virginia                                   8            876                                          8            876
    Wisconsin                                  2            216                                          2            216
    West Virginia                              6            646                                          6            646
                                             ---         ------           --          -----            ---         ------
           TOTAL                             256         29,562           39          4,619            295         34,181
                                             ===         ======           ==          =====            ===         ======

                                       13
                                             Red Roof Inns Inc. and Subsidiaries

 ITEM 3.         LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the normal course of business. The Company believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's business, assets, financial condition or results of operations.

 ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders was held on December 17, 1998, where the following matters were voted upon by the Company's security holders through the solicitation of proxies or otherwise:

                                   NUMBER OF VOTING SHARES
                               -------------------------------
                                  FOR       AGAINST  ABSTAINED

 1. To elect three Class III
   directors, each to hold
   office for a three-year
   term and until a successor
   is duly elected and
   qualified:
   Michael E. Foster           23,737,733         0   116,255
   William M. Lewis            23,737,733         0   116,255
   Judith A. Rogala            23,298,955         0   554,993

 2. To consider and vote upon  22,402,585    83,415     5,400
   a proposal to amend the
   1996 Employee Stock
   Purchase Plan to increase
   the number of shares of
   common stock available for
   issuance thereunder.

 3. To consider and vote upon  22,214,459   270,341     6,600
   a proposal to amend the
   Amended and Restated 1994
   Management Equity
   Incentive Plan to increase
   the number of shares of
   common stock available for
   issuance thereunder.

 4. To consider and vote upon  23,849,052     1,650     3,286
   a proposal to ratify the
   appointment of Deloitte &
   Touche LLP as the
   Company's independent
   accountants and auditors
   for the 1998 fiscal year.

                                       14
Red Roof Inns Inc. and Subsidiaries

PART II
                 MARKET FOR THE COMPANY'S
                 COMMON STOCK AND RELATED
 ITEM 5.         SECURITY HOLDER MATTERS

On January 31, 1996, the Company issued 10,000,000 shares of common stock, $.01 par value, in an initial public offering (the "Offering") at a price of $16 per share. See "Item 8. Financial Statements and Supplementary Data -- Note 6 to the Consolidated Financial Statements." The Company's common stock began trading on the New York Stock Exchange (the "NYSE") on February 1, 1996. As of February 26, 1999, there were approximately 185 holders of record of the Company's common stock, including the Morgan Stanley Real Estate Fund, L.P. ("MSREF") and its affiliates, which collectively owned 18,400,000 shares as of that date. On February 26, 1999, the closing sales price per share as reported by the NYSE was $13 9/16. The following table presents the quarterly high and low sales prices of the Company's common stock during 1998 and 1997 as reported by the NYSE.


   1998                            HIGH      LOW
   First quarter                    18 15/16 15 13/16
   Second quarter                   18 5/8   16 1/2
   Third quarter                    17 1/2   13 1/4
   Fourth quarter                   21 1/8   15

   1997                            HIGH      LOW
   First quarter                    18 3/4   14 1/4
   Second quarter                   17 3/4   14 7/8
   Third quarter                    19 1/2   16 3/8
   Fourth quarter                   19 1/4   14 11/16

The Company has not paid any dividends on its common stock. It is the general policy of the Company to retain its earnings to support the growth of its business. Any dividends declared will be at the discretion of the Board of Directors and will depend upon the Company's financial condition, earnings and other factors. The Company's 9 5/8% Senior Unsecured Notes due 2003 ("the Notes"), the Company's Bank Facility and an agreement relating to certain of the Company's mortgage indebtedness contain restrictions or limitations upon the payment of dividends by the Company. See "Item 8. Financial Statements and Supplementary Data -- Notes 4 and 5 to the Consolidated Financial Statements."

                                       15
                                             Red Roof Inns Inc. and Subsidiaries

 ITEM 6.         SELECTED FINANCIAL DATA

The following selected financial data (excluding Comparable Inn statistics) relating to the Company have been taken or derived from the historical financial statements of the Company and are qualified in their entirety by reference to such financial statements and notes. Certain amounts in the prior years' selected financial data have been reclassed to conform with the 1998 presentation. See "Item 8. Financial Statements and Supplementary Data." The financial data as of December 31, 1994, December 30, 1995, December 28, 1996 and for the fiscal years 1994 and 1995 have been derived from audited financial statements of the Company which are not included in this report.

                                                                                 FISCAL YEARS (1)
                                                      -----------------------------------------------------------------------
                                                                                                    (53 weeks)
                                                        1994           1995           1996             1997            1998
                                                       ---------------------------------------------------------------------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA AND COMPARABLE INNS STATISTICS)

    STATEMENT OF OPERATIONS DATA
     Revenues                                         $275,606       $298,353       $ 325,470       $ 360,805        $375,336
     Direct room, corporate and marketing expenses     172,479        189,894         208,355         236,107         234,843
     Depreciation and amortization                      23,874         26,892          36,527          36,386          38,787
                                                      --------       --------       ---------       ---------        --------
     Operating income                                   79,253         81,567(2)       80,588(3)       88,312(4)      101,706(5)
     Interest expense                                   52,174         51,260          41,777          46,205          46,358
     Income before income taxes and extraordinary
       item                                             28,100         30,838(2)       39,676(3)       42,723(4)       56,125(5)
     Income taxes                                       11,240         12,516          15,612          16,619          21,832
     Income before extraordinary item                   16,860         18,322(2)       24,064(3)       26,104(4)       34,293(5)
     Net income                                         16,860         18,322(2)       24,064(3)       25,358(4)       34,061(5)
     Income per share before extraordinary item:
       Basic                                              0.92(6)        1.00(2)(6)      0.88(3)         0.93(4)         1.24(5)
       Diluted                                            0.92(6)        0.99(2)(6)      0.87(3)         0.93(4)         1.24(5)
     Net income per share:
       Basic                                              0.92(6)        1.00(2)(6)      0.88(3)         0.91(4)         1.23(5)
       Diluted                                            0.92(6)        0.99(2)(6)      0.87(3)         0.90(4)         1.23(5)
     Shares used in per share calculation:
       Basic                                            18,400         18,400          27,362          27,982          27,566
       Diluted                                          18,400         18,521          27,549          28,167          27,732
    BALANCE SHEET DATA
     Total assets                                     $687,023       $755,348       $ 867,627       $ 954,758        $969,371
     Current maturities of debt                         15,996         11,951          12,020          11,998          15,048
     Long-term debt, excluding current maturities      510,646        544,871         484,158         539,207         512,890
     Stockholders' equity (7)                          116,389        152,711         319,099         338,736         369,176
    OTHER DATA
     Cash flow from operations                        $ 44,824       $ 47,785       $  60,548       $  79,176        $ 79,103
     Net cash used by investing activities             (49,571)       (87,414)       (126,558)       (131,265)        (55,809)
     Net cash provided (used) by financing
       activities                                       (8,286)        42,018          81,242          45,584         (33,719)
     EBITDA(8)                                         104,148        108,990(2)      117,980(3)      125,314(4)      141,270(5)
     EBITDA as a percentage of revenues(8)                37.8%          36.5%(2)        36.2%(3)        34.7%(4)        37.6%(5)
     Ratio of earnings to fixed charges(9)                 1.5x           1.5x            1.8x            1.8x            2.0x
     Capital expenditures:
       Development, acquisitions and related
         improvements(10)                             $ 31,677       $ 74,193       $ 101,494       $  85,631        $ 44,243
       Other                                            13,399         15,194          26,076          45,604          30,445
    COMPARABLE INN STATISTICS
     Inns open (at end of period)                          210            210             223             238             238
     Available rooms (at end of period)                 23,417         23,397          24,958          27,060          27,052
     Room nights occupied (in thousands)                 6,740          6,587           6,732           6,939           7,193
     Average occupancy percentage(11)                     79.1%          77.3%           74.2%           70.4%           73.0%
     ADR(12)                                          $  39.63       $  42.11       $   44.36       $   47.10        $  46.80
     RevPAR(13)                                       $  31.35       $  32.55       $   32.92       $   33.16        $  34.16

<CN>
                                       16
Red Roof Inns Inc. and Subsidiaries

(1) The Company operates on a 52-53 week fiscal year which ends on the Saturday nearest to December 31. The 1994, 1995, 1996 and 1998 fiscal years each consisted of 52 weeks while the 1997 fiscal year consisted of 53 weeks. The actual year end for each fiscal year was as follows: December 31, 1994, December 30, 1995, December 28, 1996, January 3, 1998 and January 2, 1999.

(2) Included in direct room, corporate and marketing expenses for 1995 was a charge of $3,142 relating to a change in management. Had such charge not been incurred, operating income, income before income taxes and EBITDA would have been $84,709, $33,980 and $112,132, respectively, with EBITDA as a percentage of revenues being 37.6%. Net income for 1995 was reduced by $1,873 ($.10 per share -- basic and diluted) due to such charge. Excluding this charge, net income would have been $20,195 ($1.10 per share -- basic and $1.09 per share -- diluted).

(3) Included in direct room, corporate and marketing expenses for 1996 was a charge of $2,551 relating to the Inn renewal program. In addition, included in depreciation and amortization are charges of $7,847 related to early asset retirements associated with the Inn renewal program and $450 relating to an adjustment to recognize impairments of certain long-lived assets. Had these charges not been incurred, operating income and income before income taxes would have been $91,436 and $50,524, respectively. EBITDA was reduced by $2,551 relating to these charges. EBITDA would have been $120,531 with EBITDA as a percentage of revenues being 37.0%. Net income for 1996 was reduced by $6,481 ($.24 per share -- basic and diluted) due to these charges. Excluding these charges, net income would have been $30,545 ($1.12 per share -- basic and $1.11 per share -- diluted). See "Item 8. Financial Statements and Supplementary
Data -- Note 10 to the Consolidated Financial Statements."

(4) Included in direct room, corporate and marketing expenses for 1997 were charges of $1,421 for severance compensation relating to re-engineering and $11,679 relating to the Inn renewal program. In addition, included in depreciation and amortization was a charge of $2,387 related to early asset retirements associated with the Inn renewal program. Had such charges not been incurred, operating income and income before income taxes and extraordinary item would have been $103,799 and $58,210 respectively. EBITDA was reduced by $13,100 relating to these charges. EBITDA would have been $138,414 with EBITDA as a percentage of revenues being 38.4%. Income before extraordinary item for 1997 was reduced by $9,462 ($.34 per share -- basic and $.33 per share -- diluted). Net income was reduced by an extraordinary charge of $746, net of tax ($.02 per share -- basic and $.03 per share -- diluted) related to the write-off of unamortized loan costs of $1,228 related to the Company's refinancing of its bank credit facility. Excluding these charges, net income would have been $35,566 ($1.27 per share -- basic and $1.26 per share -diluted). See "Item 8. Financial Statements and Supplementary Data -- Notes 1 and 10 to the Consolidated Financial Statements."

(5) Included in direct room, corporate and marketing expenses for 1998 were charges of $1,659 for severance compensation, $1,246 for conversion of the Company's accounting system to be year 2000 compliant, $1,944 for write-offs of preliminary site acquisition costs and $415 for termination of a pension plan. In addition, included in depreciation and amortization is a charge of $914 related to impairments of certain long-lived assets. Had such charges not been incurred, operating income and income before income taxes and extraordinary item would have been $107,884 and $62,303, respectively. EBITDA was reduced by $5,264 relating to these charges. EBITDA would have been $146,534 with EBITDA as a percentage of revenues being 39.0%. Income before extraordinary item for 1998 was reduced by $3,775 ($.14 per share-basic and $.13 per share-diluted) due to these charges. Net income was reduced by an extraordinary charge of $232, net of tax ($.01 per share -- basic and diluted) related to the write-off of unamortized loan costs, net of purchase discount, associated with the Company's partial repurchase of senior unsecured notes due in 2003. Excluding these charges, net income would have been $38,068 ($1.38 per share -- basic and $1.37 per share -- diluted). See "Item 8. Financial Statements and Supplementary
Date -- Notes 5 and 10 to the Consolidated Financial Statements."

(6) Adjusted to give effect solely to the issuance of an additional 10,000 shares in the Offering, 1994 and 1995 net income per share would have been $.59 -- basic and diluted in 1994 and $.65 -- basic and $.64 -- diluted in 1995.

(7) The Company has not paid any dividends on its common stock.

(8) EBITDA is operating income plus the sum of interest income, other income, depreciation, amortization and loss on fixed asset retirements. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt.

(9) For purposes of calculating the ratio of earnings to fixed charges, earnings include income before income taxes plus fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, including capitalized interest, and the portion of rental expense representative of an interest factor.

(10) In 1994, the Company purchased 10 Inns and one development site for an aggregate cost, including renovation expenditures, of $31,677. In 1995, the Company purchased 10 Inns, nine development sites and land previously under lease for an aggregate cost, including renovation and construction costs, of $63,217 and also spent $10,976 related to renovations and improvements to the 10 Inns and one development site acquired during the second half of 1994. In 1996, the Company purchased seven Inns and eight development sites for an aggregate cost, including renovation and construction costs, of $62,581 and also spent $38,913 related to renovations and improvements to the 20 Inns and 10 development sites purchased in 1994 and 1995. In 1997, the Company purchased one inn and 11 development sites for an aggregate cost, including renovation and construction costs, of $36,993 and also spent $48,638 related to renovations and improvements to 27 Inns and 18 development sites acquired prior to 1997. In 1998, the Company purchased two development sites for an aggregate cost, including renovation and construction costs, of $4,123 and also spent $40,120 related to renovations and improvements to five Inns and 14 development sites acquired in 1996 and 1997. A development site purchased in 1997, with a cost of $506, is being held for sale to a prospective franchisee. One of the development sites purchased in 1998, at a cost of $627, is being held for sale to a prospective franchisee.

(11) Average occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period.

(12) ADR represents total room revenues (net of allowances) divided by the total number of rooms occupied.

(13) RevPAR represents the average occupancy percentage multiplied by the average daily room rate for the reported period.

                                       17
                                             Red Roof Inns Inc. and Subsidiaries

                 MANAGEMENT'S DISCUSSION AND
 ITEM 7.         ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW
The following table sets forth certain operating data for the periods indicated:

                                      FISCAL YEARS(1)
                               ------------------------------
                                 1996       1997       1998

 Company-owned Inns open
 (at end of year)                   248        254        256
 Franchised Inns open
 (at end of year)                                5         39
 Comparable Inn Statistics
 Inns open (at end of year)         223        238        238
 Available rooms
  (at end of year)               24,958     27,060     27,052
 Room nights occupied
  (in thousands)                  6,732      6,939      7,193
 Average occupancy percentage      74.2%      70.4%      73.0%
 ADR                           $  44.36   $  47.10   $  46.80
 RevPAR                           32.92      33.16      34.16
 Revenues (in thousands)        325,470    360,805    375,336
 Operating income
 (in thousands) (2)              80,588     88,312    101,706
 Operating income (as
 percentage of revenues) (2)       24.8%      24.5%      27.1%

(1) The Company operates on a 52-53 week fiscal year which ends on the Saturday nearest to December 31. The 1996 and 1998 fiscal years each consisted of 52 weeks and the 1997 fiscal year consisted of 53 weeks. The actual year end for each fiscal year was as follows: December 28, 1996, January 3, 1998 and January 2, 1999.

(2) Operating income for 1996 was reduced by charges of $10,398 and $450 relating to the Inn renewal program and an adjustment to recognize impairments of certain long-lived assets, respectively. Had such charges not been incurred, operating income for 1996 would have been $91,436 and operating income as a percentage of revenues would have been 28.1%. See "Item 8. Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

Operating income for 1997 was reduced by charges of $1,421 for severance compensation relating to re-engineering and $14,066 relating to the Inn renewal program. Had such charges not been incurred, operating income for 1997 would have been $103,799 and operating income as a percentage of revenues would have been 28.8%. See "Item 8. Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

Operating income for 1998 was reduced by charges of $1,659 for severance compensation, $1,246 for conversion of the Company's accounting system to be year 2000 compliant, $1,944 for write-offs of preliminary site acquisition costs, $415 for termination of a pension plan and $914 related to impairments of certain long-lived assets. Had such charges not been incurred, operating income for 1998 would have been $107,884 and operating income as a percentage of revenues would have been 28.7%. See "Item 8. Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

RESULTS OF OPERATIONS

  1998 Compared To 1997
The Company's revenues are principally derived from room rentals and fee-based income. Revenues increased $14.5 million, or 4.0%, from $360.8 million in 1997 to $375.3 million in 1998. Fiscal year 1997 consisted of 53 weeks while 1998 consisted of 52 weeks. The extra week in 1997 accounted for approximately $5 million of revenue. RevPAR for the 238 Comparable Inns increased $1.00, or 3.0%, from $33.16 in 1997 to $34.16 in 1998. The revenue increase for the Comparable Inns was $3.0 million, primarily as a result of an increase in the average occupancy from 70.4% in 1997 to 73.0% in 1998, which was partially offset by a decrease in ADR of $.30, or .6%, from $47.10 in 1997 to $46.80 in 1998. The Company attributes the decrease in ADR to planned price decreases early in the year coupled with discount programs implemented during 1998 which targeted senior citizens and members of the American Automobile Association (AAA). The decrease in ADR was more than offset by demand generated by these programs which contributed to the occupancy and RevPAR increases. The Company also attributes the occupancy and RevPAR increase to the positive effects of its revenue management system and the completion of its Inn renewal program. In addition, $8.7 million of the increase in revenues was attributable to an increase in the operating performance of 18 Inns in Stabilization. Management expects newly developed or acquired Inns to operate initially below historical Company averages of occupancy and ADR and to experience an occupancy stabilization period after construction or renovation. Revenues in 1998 were reduced by approximately $4 million as a result of the sale of four properties and the lease of one property located in California to a franchisee early in the second quarter of 1998. Also, room revenues were impacted by a decline in telephone revenues in 1998 of approximately $3 million as more guests are using alternative long distance services than those provided by the Company. Management expects to see further declines in telephone revenues.

The Company increased fee-based revenues $2.8 million from $1.2 million in 1997 to $4.0 million in 1998 due to programs implemented during 1997 to franchise the brand and from the formation of alliances with well-known

                                       18
Red Roof Inns Inc. and Subsidiaries
consumer products and service companies to promote their products and services. The Company had 39 franchised Inns open at the end of 1998 compared to five franchised Inns open at the end of 1997.

Direct room expenses include salaries, wages, utilities, repairs and maintenance, property taxes, local advertising, room supplies, security, general and administrative expenses. Direct room expenses increased $1.8 million, or 1.0%, from $179.8 million in 1997 to $181.6 million in 1998. As a percentage of room revenues, direct room expenses decreased from 50.0% in 1997 to 48.9% in 1998. Direct room expenses in 1997 include $7.5 million related to Inn renewal program expenses and 1998 includes $.4 million related to the termination of a pension plan. Excluding these charges, direct room expenses, as a percentage of room revenues, would have been 47.9% in 1997 and 48.8% in 1998. Direct room expenses, excluding charges related to the Inn renewal program and termination of the pension plan, increased primarily because of the addition of new Inns, generally higher salary, wage and incentive expenses and an increase in planned repairs and maintenance expenditures.

Depreciation and amortization increased $2.4 million, or 6.6%, from $36.4 million in 1997 to $38.8 million in 1998. The increase primarily reflects depreciation on Inns opened in 1997 and 1998. Included in depreciation and amortization for 1997 are asset impairment charges of $2.4 million related to the Inn renewal program and 1998 includes asset impairment charges, primarily related to land held for sale, of $.9 million.

Corporate expenses include the cost of general management, training and field supervision of Inn managers, development, reservations, franchise, information systems and administrative expenses. Corporate expenses increased $3.2 million or 10.1%, from $31.8 million in 1997 to $35.0 million in 1998. Corporate expenses for 1997 include charges of $.5 million related to the Inn renewal program and $1.4 million for severance compensation related to the re-engineering. 1998 includes charges of $1.7 million related to severance compensation for certain officers and employees, $1.2 million for the conversion of the Company's accounting system to be year 2000 compliant and $1.9 million related to the write-off of preliminary site acquisition costs. As a percentage of revenue, corporate expenses were 8.8% and 9.3% in 1997 and 1998, respectively. Excluding previously mentioned charges, corporate expenses increased primarily as a result of an increase in franchise expenses due to increased staffing and increased reservation costs attributed to the increase in occupancy. Management expects corporate expenses to increase in the future as the Company adds new franchised Inns to the chain with increased reservation expenses partially offset by the collection of franchise reservation fees.

Marketing expenses include the cost of media advertising and related production costs, billboard expenses and expenses associated with the Company's corporate sales group. Marketing expenses decreased $6.3 million, or 25.7%, from $24.5 million in 1997 to $18.2 million in 1998. As a percentage of revenue, marketing expenses were 6.8% and 4.9% in 1997 and 1998, respectively. The decrease is primarily related to a less expensive spring advertising campaign and a reduction in billboard expenses. In addition, included in 1997 were promotional costs of $3.7 million related to the Inn renewal program. These decreases were partially offset by increases in payroll costs and expenses associated with additional corporate sales staff. Management expects on-going marketing expenses to remain at about the same percentage of revenues as in 1998 and will partially fund on-going marketing expenses through the collection of franchise marketing fees.

Had the Company not incurred charges of $15.5 million in 1997 related to the Inn renewal program and severance compensation, operating expenses and operating income for 1997 would have been $257.0 million and $103.8 million, respectively. Had the Company not incurred charges of $6.2 million in 1998 related to the termination of a pension plan, asset impairment charges, severance compensation, conversion of the Company's accounting system and the write-off of preliminary site acquisition costs, operating expenses and operating income for 1998 would have been $267.4 million and $107.9 million, respectively. See "Item 8. Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

                                       19
                                             Red Roof Inns Inc. and Subsidiaries

Interest expense increased $.2 million, or .4%, from $46.2 million in 1997 to $46.4 million in 1998 because of increased borrowings under the Company's $250 million Bank Facility primarily related to development and acquisitions. At January 2, 1999, approximately $198 million of the Company's debt bore interest at variable rates.

  1997 Compared To 1996
Revenues increased $35.3 million, or 10.8%, from $325.5 million in 1996 to $360.8 million in 1997. Fiscal year 1997 consisted of 53 weeks while 1996 consisted of 52 weeks. The extra week accounted for approximately $5 million of the increase in revenues for 1997. RevPAR for the 223 Comparable Inns increased $.33, or 1.0%, from $32.92 in 1996 to $33.25 in 1997. The revenue increase for the Comparable Inns was primarily caused by an increase in ADR of $2.47, or 5.6%, from $44.36 in 1996 to $46.83 in 1997. The average occupancy percentage for the Comparable Inns decreased from 74.2% in 1996 to 71.0% in 1997. The Company attributes the decline in occupancy and nominal RevPAR growth to the increased supply of competitive hotel rooms, aggressive price increases early in the first quarter, low occupancies due to the New Year's holiday falling on a Wednesday, and a significant reduction in demand for hotel rooms in the Atlanta and Texas markets where approximately 10% of the Company's properties are located. The Company believes that the decrease in the Atlanta market is due to the high demand generated in 1996 related to the Summer Olympic Games while the decrease in the Texas market is due to an increase in room supply. Approximately $25 million ($1 million attributed to the extra week) of the increase in revenues was attributable to an increase in the operating performance of 31 Inns in Stabilization. Management expects newly developed or acquired Inns to initially operate below historical company averages of occupancy and ADR and to experience an occupancy stabilization period after construction or renovation. In addition, $1.2 million of the revenue increase was from fee-based programs implemented during 1997. The Company had five franchised Inns open at the end of 1997. No franchised Inns were open in 1996.

Direct room expenses increased $15.9 million, or 9.7%, from $163.9 million in 1996 to $179.8 million in 1997. The expenses increased primarily because of the addition of new Inns and generally higher salary, wage and incentive expenses that were partially offset by the need for fewer repairs and maintenance expenditures as a result of the Inn renewal program. Inn renewal program expenses, included in direct room expenses, were $2.3 million in 1996 and $7.5 million in 1997. As a percentage of room revenues, direct room expenses decreased from 50.4% in 1996 to 50.0% in 1997. Excluding Inn renewal program expenses, direct room expenses as a percentage of revenue decreased from 49.7% in 1996 to 47.9% in 1997.

Depreciation and amortization decreased $.1 million, or .3%, from $36.5 million in 1996 to $36.4 million in 1997. Included in depreciation and amortization expense for 1996 and 1997 are asset impairment charges of $8.3 million and $2.4 million, respectively, related primarily to the Inn renewal program. Excluding the asset impairment charges, depreciation and amortization increased $5.8 million which primarily reflects depreciation on Inns opened in 1996 and 1997.

Corporate expenses increased $3.6 million or 12.8%, from $28.2 million in 1996 to $31.8 million in 1997. The increase is attributed to the increased staffing costs and related expenses associated with the Company's implementation of the franchising program in the last quarter of 1996. In addition, 1997 includes a charge of $1.4 million for severance compensation relating to re-engineering and an increase in incentive compensation. As a percentage of revenue, corporate expenses were 8.7% and 8.8% in 1996 and 1997, respectively. Corporate expense in 1996 and 1997 included charges of $.1 million and $.5 million, respectively, related to the Inn renewal program.

Marketing expenses increased $8.3 million, or 51.2%, from $16.2 million in 1996 to $24.5 million in 1997. The increase in marketing is attributed to the Company's expansion of the corporate sales group and to increased media expenses related to additional advertising associated with the Company's first ever summer advertising campaign to further enhance the Company's brand awareness. In addition, the Company incurred promotion costs of $3.7 million in 1997 related to the Inn renewal program. As a percentage of revenue, marketing expenses were 5.0% and 6.8% in 1996 and 1997, respectively. Excluding

                                       20
Red Roof Inns Inc. and Subsidiaries
the promotion costs for the Inn renewal program, marketing expenses as a percentage of revenues in 1997 were 5.8%.

Had the Company not incurred charges of $10.9 million in 1996 related to the inn renewal program and the fixed asset impairments, operating expenses and operating income for 1996 would have been $234.0 million and $91.4 million, respectively. Had the Company not incurred charges of $15.5 million in 1997 related to the Inn renewal program and severance compensation, operating expenses and operating income for 1997 would have been $257.0 million and $103.8 million, respectively. See "Item 8. Financial Statements and Supplementary Date -Note 10 to the Consolidated Financial Statements."

Interest expense increased $4.4 million, or 10.5%, from $41.8 million in 1996 to $46.2 million in 1997 because of increased borrowings under the Company's $250 million Bank Facility related to development, acquisitions and capital expenditures associated with the Inn renewal program. At January 3, 1998, approximately $178 million of the Company's debt bore interest at variable rates.

SUPPLEMENTAL INFORMATION
Management believes the following supplemental information presents meaningful comparisons to on-going operations and summarizes the results of operations of the Company, adjusted to reflect (a) the effect of the Offering, as if the Offering had occurred at the beginning of the fiscal year for 1996, (b) the elimination of extraordinary losses in 1997 and 1998 and (c) the elimination of certain charges in the year presented to arrive at adjusted operating income, net income and earnings per share amounts. These amounts do not represent operating income, net income, and earnings per share as defined by generally accepted accounting principles. See "Item 8. Financial Statements and Supplementary Data -- Notes 1, 5, 6 and 10 to the Consolidated Financial Statements."

                                                        1996                          1997                          1998
                                                     (52 weeks)                    (53 weeks)                    (52 weeks)
                                               ----------------------------------------------------------------------------------
                                               OPERATING        NET          OPERATING        NET          OPERATING        NET
                                                INCOME        INCOME          INCOME        INCOME          INCOME        INCOME

 As reported                                    $80,588       $24,064        $ 88,312       $25,358        $101,706       $34,061
   Interest expense adjustment for the
     Offering                                                     790
   Extraordinary loss                                                                           746                           232
                                                -------       -------        --------       -------        --------       -------
 Pro-forma before other charges                  80,588        24,854          88,312        26,104         101,706        34,293
 Adjustments for other charges:
   Inn renewal program expenses                  10,398         6,212          14,066         8,594
   Severance expenses                                                           1,421           868           1,659         1,014
   Asset impairment charges                         450           269                                           914           558
   Termination of pension plan                                                                                  415           254
   Costs of converting accounting system                                                                      1,246           761
   Write-off of preliminary site acquisition
     costs                                                                                                    1,944         1,188
                                                -------       -------        --------       -------        --------       -------
 Total other charges                             10,848         6,481          15,487         9,462           6,178         3,775
                                                -------       -------        --------       -------        --------       -------
 Comparative results                            $91,436       $31,335        $103,799       $35,566        $107,884       $38,068
                                                =======       =======        ========       =======        ========       =======
 Comparative earnings per share:
   Basic                                                      $  1.11                       $  1.27                       $  1.38
   Diluted                                                       1.10                          1.26                          1.37

                                       21
                                             Red Roof Inns Inc. and Subsidiaries

CAPITAL RESOURCES AND LIQUIDITY

  General

The following table sets forth certain capital resource and liquidity information for the years indicated (dollars in thousands):

                                      FISCAL YEARS
                         --------------------------------------
                            1996          1997          1998
                         (52 weeks)    (53 weeks)    (52 WEEKS)
  Cash flow from
   operations             $ 60,548      $ 79,176      $ 79,103
  Net cash used by
   investing activities   (126,558)     (131,265)      (55,809)
  Net cash provided
   (used) by financing
   activities               81,242        45,584       (33,719)
  Gross operating
   profit (4)              161,500       179,811       189,778
  Gross operating
   profit as a
   percentage of
   revenues (4)               49.6%         50.0%         51.1%
  EBITDA (5)              $117,980(1)   $125,314(2)   $141,270(3)
  EBITDA as percentage
   of revenues (5)            36.2%(1)      34.7%(2)      37.6%(3)
  Ratio of earnings to
   fixed charges (6)           1.8x          1.8x          2.0x

(1) EBITDA for 1996 was reduced by a charge of $2,551 relating to the Inn renewal program. Had such charge not been incurred, EBITDA would have been $120,531 and EBITDA as a percentage of revenues would have been 37.0%. See "Item
8. Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

(2) EBITDA for 1997 was reduced by total charges of $13,100 of which $1,421 was for severance compensation related to reengineering and $11,679 related to the Inn renewal program. Had such charges not been incurred, EBITDA would have been $138,414 and EBITDA as a percentage of revenues would have been 38.4%. See "Item
8. Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

(3) EBITDA for 1998 was reduced by total charges of $5,264 of which $1,659 was for severance compensation, $1,246 was for conversion of the Company's accounting system, $1,944 was for write-offs of preliminary site acquisition costs and $415 was for termination of a pension plan. Had such charges not been incurred, EBITDA would have been $146,534 and EBITDA as a percentage of revenues would have been 39.0%. See "Item 8. Financial Statements and Supplementary
Data -- Note 10 to the Consolidated Financial Statements."

(4) Gross operating profit is room revenues less direct room expenses.

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

In general, the Company has historically financed its development through internal cash flow and secured debt. As of January 2, 1999, 167 of the Company's 256 Inns, in addition to the Company's corporate facilities, were pledged to secure its long-term debt and its Bank Facility.

Cash and cash equivalents decreased $10.5 million from $13.2 million at January 3, 1998 to $2.7 million at January 2, 1999.

The Company has historically operated with current liabilities in excess of current assets as a result of partially financing its expansion through internally generated cash. The Company believes that cash flow from operations will be sufficient to satisfy its working capital needs in 1999. At January 2, 1999, the Company had current liabilities of $56.1 million, including current maturities of long-term debt of $15.0 million, and current assets of $34.9 million.

Current maturities of long-term debt increased $3.0 million from $12.0 million at January 3, 1998 to $15.0 million at January 2, 1999 due to normal amortization of mortgage notes and obligations under capital leases.

As of January 2, 1999, $63.5 million was available for borrowing under the Company's $250 million Bank Facility. Borrowings under the Bank Facility bear interest at either the administrative agent's prime rate or LIBOR plus tiered spreads based upon the Company's leverage ratios. The Bank Facility contains various covenants typical of senior secured bank facilities, and currently requires the Company to maintain a tangible net worth of not less than $218 million and to maintain the following financial ratios: funded debt to EBITDA of not more than 4.5 to 1.0, EBITDA to fixed charges and restricted payments (including payment of dividends on the Company's Common Stock) of not less than
1.5 to 1.0 and senior debt to senior EBITDA of not more than 4.0 to 1.0. The Bank Facility contains events of default for breach of these covenants

                                       22
Red Roof Inns Inc. and Subsidiaries
as well as other events of default customary for financings of similar size and nature, including a change in control of the Company.

As of January 2, 1999, the Company's total long-term indebtedness (including current maturities) was approximately $528 million. Approximately $352 million of such indebtedness is mortgage indebtedness and approximately $198 million of such indebtedness bears interest at variable rates. A one percentage point increase or decrease in interest rates will increase or decrease the Company's pre-tax income by approximately $2 million. For a further description of the Company's mortgage indebtedness, see "Item 8. Financial Statements and Supplementary Data -- Notes 3, 4 and 5 to the Consolidated Financial Statements."

During 1998, the Company was authorized to purchase up to $50 million of senior unsecured notes on the open market and in privately negotiated transactions and, as of January 2, 1999, had repurchased $27.6 million of senior unsecured notes. In addition, the Company was authorized to purchase up to 1 million shares of its outstanding common stock and, as of January 2, 1999, had purchased approximately .4 million shares for an aggregate cost of a $5.5 million. Subsequent to January 2, 1999, the Company has purchased an additional .4 million shares for an aggregate cost of $6.7 million.

    CAPITAL EXPENDITURES
The following table sets forth certain information regarding the Company's cash flow from operations and capital expenditures, excluding software, development, acquisitions and related improvements, for 1996, 1997 and 1998.

                                     FISCAL YEARS
                           ---------------------------------
                            1996         1997         1998

 Cash flow from
   operations              $60,548      $79,176      $79,103
 Capital expenditures (1)   26,076(2)    45,604(2)    30,445(2)

(1) Includes furniture, fixtures, equipment, lobby conversions, room renovations, exterior renovations such as roofing, paving and concrete walks and general corporate expenditures.

(2) 1996, 1997 and 1998 capital expenditures include $6.4 million, $37.4 million and $7.4 million, respectively, in improvements related to the Company's Inn renewal program. Included in the Inn renewal program expenditures for 1997 and 1998 are $1.2 million and $.3 million, respectively, for hardware related to the revenue management system. In addition, during 1996 and 1997, the Company spent $1.7 million and $.7 million, respectively, on software related to the revenue management system associated with the Company's Inn renewal program.

The Company has substantially completed improvements on 16 development sites (of which 13 Inns are open) and has completed the renovation of eight Inns acquired and opened during the last three years. In connection with the improvements and renovations of these Inns, the Company spent $42.9 million in 1998, and expects to spend approximately $9 million in 1999 to complete these improvements and renovations. In 1998, the Company acquired one development site, for an aggregate cost, including construction costs, of $3.5 million and expects to spend approximately $15 million for improvements to this property over the next 18 months.

Currently, the Company has one development site under a long-term lease that can be terminated by the Company before March 31, 1999.

Management expects to fund the Company's 1999 capital expenditures associated with improvements for its Comparable Inns from cash flow from operations and from available cash. Estimated 1999 expenditures associated with the developed properties and acquired Inns will be financed from these sources together with borrowing under the Bank Facility. The Company may issue additional equity or debt, or expand its Bank Facility to fund future expansion activities.

    HISTORICAL CASH FLOWS

  1998 Compared To 1997
Cash provided by operations decreased $.1 million, or .1%, from $79.2 million in 1997 to $79.1 million in 1998, generally as the result of increases in net income of $8.7 million and non-cash charges to income of $1.5 million, which were offset by a net decrease from the prior year of $10.3 million in various working capital components.

Net cash used by investing activities decreased $75.5 million from $131.3 million in 1997 to $55.8 million in 1998, primarily resulting from reduced expenditures for acquisition, construction and renovation activities associated with the Company's expansion program. In addition, 1997 included $38.1 million for expenditures related to the Inn

                                       23
                                             Red Roof Inns Inc. and Subsidiaries
renewal program. Expenditures for property and equipment in 1998 include the acquisition of two development sites (including one site held for sale to a prospective franchisee) for a total cost, including improvements of $4.1 million and $42.9 million related to improvements and renovations to 16 development sites and eight properties acquired prior to 1998. During 1998, the Company sold four of its California properties and a property under construction in Atlanta, Georgia to franchisees. In addition, during 1998, the Company sold residual ground at certain of its properties. Proceeds from these sales totaling approximately $24 million were used to repay borrowings on the Bank Facility and mortgage notes.

Net cash provided by financing activities decreased $79.3 million from a source of $45.6 million in 1997 to a use of $33.7 million in 1998. 1998 includes net borrowings under the Bank Facility of $21.2 million which were primarily used to purchase $27.6 million of senior unsecured notes and purchase common stock for treasury of $5.5 million. 1997 includes net borrowings under the Bank Facility of $89.2 million, which were offset by principal payments of long term debt of $37.9 million and the net purchase of common stock for treasury of $5.7 million.

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

Net cash provided by financing activities decreased $35.6 million from $81.2 million in 1996 to $45.6 million in 1997. Cash provided by financing activities in 1996 included $62.6 million in net proceeds from the Offering after principal payments of long-term debt. 1997 includes net borrowings under the Bank Facility of $89.2 million, which were offset by principal payments of long term debt of $37.9 million and the net purchase of common stock for treasury of $5.7 million.

EBITDA
EBITDA increased $16.0 million, or 12.8%, from $125.3 million in 1997 to $141.3 million in 1998. EBITDA increased $7.3 million, or 6.2%, from $118.0 million in 1996 to $125.3 million in 1997. EBITDA in 1996 and 1997 includes charges of $2.5 million and $11.7 million, respectively, related to the Inn renewal program. In addition, 1997 includes $1.4 million of severance compensation related to re-engineering. 1998 includes charges of $1.7 million for severance compensation, $1.2 million for conversion of the Company's accounting system, $1.9 million for write-offs of preliminary site acquisition costs and $.4 million related to the termination of a pension plan. Had such charges not been incurred, EBITDA would have been $120.5 million, $138.4 million and $146.5 million in 1996, 1997 and 1998, respectively. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt.

INFLATION
The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the revenues or net earnings of the Company in the three most recent years.

YEAR 2000 REMEDIATION
The Company uses computer technologies throughout its business. Computer technologies include both information technology in the form of hardware and software, as

                                       24
Red Roof Inns Inc. and Subsidiaries
well as embedded technology in the Company's facilities and equipment. Similar to most businesses, the Company must determine whether its computer systems are capable of recognizing and processing date-sensitive information properly as the year 2000 approaches. The Company has assembled a task force of Company personnel to assess the potential impact of the year 2000 on the Company's operations and to develop solutions and contingency plans to assure that the Company's ability to meet the needs of its employees, suppliers and customers will not be impaired.

The Company has substantially completed its assessment of all date-sensitive hardware and software and has identified four critical areas requiring remediation: property management systems at the Inns; reservations system; accounting systems; and telephone switching equipment. The Company has taken the following actions to address year 2000 issues for these critical areas:

         - Property management systems at the Inns -- All modifications necessary to make the software year 2000 compliant have been completed. These modifications have been tested and were implemented by the end of the fourth quarter of 1998.

         - Reservations system -- New software that is year 2000 compliant was developed by Company personnel and was implemented during January of 1999.

         - Accounting systems -- The Company has purchased accounting systems software and hardware from outside vendors that are year 2000 compliant and is currently installing and testing these systems and related sub-systems. The Company expects implementation of the accounting systems to be completed during the second quarter of 1999.

         - Telephone switching equipment -- The Company has identified all telephone switching equipment that is not year 2000 compliant. Equipment that will not function properly as a result of non-compliance will be replaced during 1999.

In addition to the four critical areas identified above, the Company is actively testing and correcting or replacing non-critical systems that are not year 2000 compliant. The Company currently believes it will be able to modify, replace, or mitigate all affected systems in time to avoid any material detrimental impact on its operations. The Company will verify the accuracy of this belief by further testing significant critical and non-critical systems during the third quarter of 1999 and then remediating any remaining non-compliance that may be revealed during these tests. If the Company determines that it may be unable to complete timely remediation and testing of an affected system, the Company intends to develop appropriate contingency plans (to the extent reasonable alternatives are available) for any non-compliant system that the Company may determine would have a potential material detrimental impact upon Company operations.

The Company is not currently aware of any significant possibility that its systems will not be properly remediated on a timely basis. However, there can be no assurance that all year 2000 remediation processes will be completed and properly tested before the year 2000, or that contingency plans will sufficiently mitigate the risk of a year 2000 readiness problem. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company.

In addition to its internal systems, the Company is heavily dependent on public utility services for its Inns and for its corporate operations, as well as a national carrier for its telephone services both at Inn level and for its reservations system and a national processing service for its credit card transactions. The inability of these vendors to provide services to the Company due to year 2000 issues could have a material adverse effect on the Company.

The Company has initiated formal communications with its significant suppliers and critical partners to determine the extent to which the Company might be vulnerable if any of those parties fails to remediate its own year 2000 issues. The Company has taken steps to monitor the progress made by those parties and intends to test critical system interfaces during 1999. The Company will develop appropriate contingency plans (including the potential to convert to other vendors or service providers if reasonable alternatives are available) to be implemented if significant exposure is identified relative to the Company's dependency on a non-compliant third-party sys-

                                       25
                                             Red Roof Inns Inc. and Subsidiaries
tem. While the Company is not currently aware that any critical third-party system on which the Company relies is likely to be non-compliant at the beginning of the year 2000, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another vendor or service provider would not have a material adverse effect on the Company.

The Company estimates that the aggregate costs (exclusive of internal salaries and wages) for remediation of year 2000 issues will be approximately $7 million, including $4.5 million of costs already incurred. The total estimated aggregate costs include $5.5 million of capitalized costs associated with the replacement of the Company's accounting system and phone switches at certain of its locations. In addition, the Company estimates it will incur charges to earnings of $1.6 million, the majority of which were incurred in 1998. The anticipated impact and costs of the year 2000 remediation project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

FORWARD LOOKING STATEMENTS; CERTAIN FACTORS AFFECTING FUTURE RESULTS
This Form 10-K includes forward-looking statements, including, without limitation, statements relating to expected openings of company-owned or franchised Inns; expected performance of stabilized Inns; future fee-based revenues; anticipated growth in company-owned Inn profitability; anticipated financial flexibility; anticipated levels of franchising, marketing, and other corporate expenses; timing and cost of year 2000 remediation; impact of the Inn renewal program and the Company's new revenue management system; effectiveness of discounts and other marketing programs; and expected increases in RevPAR, earnings per share, cash flow per share and free cash flow. These and other statements containing words or phrases such as "believes", "anticipates", "estimates", "expects", "intends", and "the Company will" should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company wishes to caution readers that these forward-looking statements involve known and unknown risks and uncertainties, and are subject to change based on various important risk factors that could cause actual Company plans, goals, objectives, policies, operations, results and performance to differ materially from those expressed or implied by the forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the plans, goals, objectives, policies, operations, results and performance of the Company:

Company Expansion Risks. The Company's ability to expand depends on a number of factors, including the selection and availability of suitable locations at acceptable prices; hiring and training of sufficiently skilled management and personnel; and availability of joint venture partners and financing. There can be no assurance that financing or desirable locations for acquisition or new development will be available on terms acceptable to the Company. Furthermore, provisions in the indenture governing the Notes, in the Bank Facility and in certain mortgage indebtedness agreements may restrict the Company's ability to meet its expansion objectives. See " Capital Resources and Liquidity." There can be no assurance that the Company's current plans for development will be completed successfully or that the nature of such expansion will not be modified to reflect future events or economic conditions. There can be no assurance that newly acquired Inns will conform to the Company's previous standards of construction and design or will perform in-line with Company expectations. Although the Company believes that it has the infrastructure in place to accommodate company-owned Inn expansion, the Company's corporate management expenses will increase as the number of Inns grows. Any increase in expenses could adversely affect the Company's financial performance. The Company's inability to implement its expansion plans successfully would limit the Company's ability to grow its revenue base.

                                       26
Red Roof Inns Inc. and Subsidiaries

Lodging Industry Risks. The lodging industry in general, including the Company, may be affected adversely by such factors as changes in national and regional economic conditions (particularly if such changes were to occur in geographic areas where the Company has a high concentration of Inns); changes in local market conditions; oversupply of hotel space or a reduction in local demand for rooms and related services; competition within the hotel industry; and other factors relating to the operation of economy hotels.

Operating factors affecting the lodging industry generally, including the Company, include (i) direct competition from operators of other hotels, motels and recreational properties; (ii) competition with other hotel franchisors;
(iii) demographic changes; (iv) the recurring need for renovations, refurbishment and improvements of Inns and increased expenses related to Inn security; (v) restrictive changes in zoning and similar land use laws and regulations that influence or determine wages, prices or construction costs;
(vi) changes in the characteristics of Inn locations; (vii) difficulty obtaining property and liability insurance to fully protect against all losses or to obtain such insurance at reasonable costs; (viii) increases in real estate tax rates and other operating costs; (ix) changes in or cancellations of local tourist, athletic or cultural events; (x) changes in travel patterns that may be affected by increases in transportation costs or gasoline prices, changes in airline schedules and fares, strikes, weather patterns or relocation or construction of highways; (xi) increases in operating expenses and litigation as a result of on-premise assaults of guests by third parties; and (xii) changes in brand identity and reputation. Unexpected or adverse changes in these and similar factors could have a material adverse effect on the Company's business, assets, financial condition or results of operations.

Financial Market Risks. Changes in interest rates could affect the Company's variable-rate debt. Changes in availability or cost of financing could affect the Company's ability to expand, or affect the ability of Company franchisees to develop or operate franchised inns, with or without Company financing and could affect the ability of the Company to refinance debt as it matures. A reduction in available financing sources for franchisees or for the Company could have a material adverse effect on the Company's ability to grow its revenue base or on the financial condition of the Company.

Cyclicality. The hotel industry is subject to periods of cyclical growth and downturn. From 1990 through 1992, for example, the U. S. hotel industry experienced a cyclical downturn that resulted from, among other things, over-building in the industry and sluggish general economic conditions in the United States. According to STR, in 1998, increases in room supply were greater than increases in demand for both the industry as a whole and the economy chain segment. There can be no assurance that downturns or prolonged adverse conditions in the hotel industry, in real estate or capital markets or in national or local economies will not have a material adverse impact on the Company.

Seasonality. Demand, and thus room occupancy, is affected by normally recurring seasonal patterns and, in most locations, is higher in the summer and early fall months (May through October) than the balance of the year. Historically, revenues in the first quarter have been lower than in other quarters and the Company may incur net losses in the first quarter.

Competition. The Company operates in a single segment of the hotel industry, which is the highly competitive economy segment. The Company competes with other owner-operators as well as with other franchisors of economy lodging. The Company's Inns generally operate in areas that contain numerous competitors. Demographic, geographic, or other changes in one or more of the Company's markets could impact the convenience or desirability of the sites of certain Inns, which would adversely affect the operations of those Inns. There can be no assurance that new or existing competitors will not significantly lower rates or offer greater convenience, services or amenities or significantly expand or improve facilities in a market in which the Company's Inns compete, thereby adversely affecting the Company's operations. See "Item 2. Business -Competition." In addition, some of the Company's competitors have a larger network of locations and greater resources than the Company and are less leveraged than the Company. Competition may generally reduce the number of suitable Inn development

                                       27
                                             Red Roof Inns Inc. and Subsidiaries
or acquisition opportunities offered to the Company or may increase the bargaining power of property owners seeking to sell, which could adversely affect the Company's financial performance.

Year 2000 Issues. The Company is heavily dependent on computer technologies, a national carrier for its telephone services, a national processing service for its credit card transactions, and regional public utility systems. There can be no assurance that the Company has identified and modified all systems requiring remediation or that systems of third-parties on which the Company depends will be converted in a timely manner. Failure of the Company or third party systems to function properly as year 2000 approaches could adversely affect the Company's performance.

Regulatory Risks. The lodging industry is subject to numerous federal, state and local government regulations, including building and zoning requirements. Also, the Company is subject to laws governing its relationships with employees, including minimum wage requirements, overtime, working conditions and safety standards, and work permit and immigration requirements. An increase in the minimum wage rate, employee benefits costs or other costs associated with employees, could adversely affect the Company. In addition, under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations, including hotels, are required to meet certain federal requirements related to access and use by disabled persons. The operation of the Company's franchise system also is subject to regulations enacted by various states and is subject to rules promulgated by the Federal Trade Commission. The Company cannot predict the effect on its operations or franchising efforts of changes to existing laws or regulations or of additional legislation that might be enacted in the future. These existing laws and regulations, as well as other initiatives that may be enacted in the future, could adversely affect the Company, as well as the lodging industry in general.

Environmental Matters. Various federal, state and local laws, ordinances and regulations impose liability on present and former real property owners and operators for the cost of cleaning up or removing contamination caused by hazardous or toxic materials. Such liability may be imposed without regard to fault or legality of the original actions, and may be joint and several with other responsible parties. If the liability is joint and several, the Company could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable. The presence of contamination at, or even adjacent to or near, a property also can affect the valuation of that property or the ability of the owner to sell, lease or obtain financing for the property and may in certain circumstances form the basis of liability to third persons for personal injury or other damages. See "Item 2. Business-Environmental Considerations."

Franchising Risks. The Company expects that its franchising business will face competition from other hotel franchisors, which could impair the Company's ability to attract franchisees. In addition, any or a combination of the following risks could have a material adverse impact on the Company's franchising results: franchisees may fail to uphold the Company's standards of quality and service or may fail to fulfill their financial and other obligations to the Company; franchisee operating and financial results may be materially below franchisee expectations or the results generated by Company-owned Inns; and franchisees may not be able to obtain suitable sites or financing. Other franchising risks include, but are not limited to, the Company's ability to obtain or maintain appropriate regulatory approvals; occurrence of one or more contract disputes between the Company and a franchisee, or ultimate resolution of such a contract dispute in favor of the franchisee; the Company's inability to collect royalties or other fees due from franchisees; and the Company's inability to collect amounts due from franchisees for repayment of Company loans. Changes in any of these factors could have a material adverse effect on the Company's growth from franchising as well as the Company's revenues from or expenses of franchising or the financial condition of the Company.

Control by Existing Stockholders. MSREF and its affiliates collectively own 68.25% of the outstanding shares of the Company's common stock. Accordingly, MSREF is in a position to control the election of the Company's directors and thereby to control the plans, goals, objectives, policies, and operations of the Company and to influence the Company's results and performance and the outcome of

                                       28
Red Roof Inns Inc. and Subsidiaries
corporate transactions or other matters submitted for stockholder approval. These matters include mergers, consolidations, the sale of all or substantially all of the Company's assets, and other changes in control of the Company.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements contained in this document to reflect any changes in the Company's expectations or results, or to reflect changes in events or factors that could cause material deviations in results.

                                       29
                                             Red Roof Inns Inc. and Subsidiaries

                 FINANCIAL STATEMENTS AND
 ITEM 8.         SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                         PAGE
                                         ----
Independent Auditors' Report on the
  Company                                 31
Consolidated Balance Sheets of the
  Company as of January 3, 1998 and
  January 2, 1999                         32
Consolidated Statements of Income of
  the Company for the years ended
  December 28, 1996, January 3, 1998
  and January 2, 1999                     34
Consolidated Statements of
  Stockholders' Equity of the Company
  for the years ended December 28,
  1996, January 3, 1998 and January
  2, 1999                                 35
Consolidated Statements of Cash Flows
  of the Company for the years ended
  December 28, 1996, January 3, 1998
  and January 2, 1999                     36
Notes to Consolidated Financial
  Statements of the Company               37


                                       30
Red Roof Inns Inc. and Subsidiaries

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Red Roof Inns, Inc.

We have audited the accompanying consolidated balance sheets of Red Roof Inns, Inc. and its subsidiaries as of January 3, 1998 and January 2, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Roof Inns, Inc. and its subsidiaries at January 3, 1998 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbus, Ohio
February 17, 1999


                                       31
                                             Red Roof Inns Inc. and Subsidiaries

RED ROOF INNS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 3, 1998 and January 2, 1999
(in thousands)


                                                                    JANUARY 3, 1998       JANUARY 2, 1999

      ASSETS
      Current Assets:
        Cash and cash equivalents                                      $ 13,154              $  2,729
        Receivables:
            Trade (net of allowance for bad debts, 1997 -- $651;
              1998 -- $1,332)                                             9,006                 9,772
            Income taxes                                                                        1,847
        Supplies                                                         10,002                12,177
        Prepaid insurance                                                   278                 2,978
        Other prepaid expenses                                              573                   845
        Deferred income taxes                                             3,569                 4,581
                                                                       --------              --------
              Total current assets                                       36,582                34,929
      Property and Equipment:
        Land                                                            155,456               153,596
        Buildings and improvements                                      608,323               654,564
        Furniture, fixtures and equipment                               108,564               135,861
        Construction in progress                                         49,326                19,541
                                                                       --------              --------
              Total property and equipment                              921,669               963,562
        Less accumulated depreciation and amortization                   89,287               117,473
                                                                       --------              --------
              Property and equipment -- net                             832,382               846,089
      Other Assets:
        Goodwill, net of accumulated amortization                        70,181                67,915
        Deferred loan fees and costs, net of accumulated
          amortization                                                    8,103                 6,080
        Software, net of accumulated amortization                         4,043                 6,769
        Other                                                             3,467                 7,589
                                                                       --------              --------
              Total other assets                                         85,794                88,353
                                                                       --------              --------
      Total                                                            $954,758              $969,371
                                                                       ========              ========

    see notes to consolidated financial statements


                                       32
Red Roof Inns Inc. and Subsidiaries

RED ROOF INNS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
January 3, 1998 and January 2, 1999
(in thousands, except par values)


                                                                    JANUARY 3, 1998       JANUARY 2, 1999
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
        Accounts payable                                               $ 15,128              $ 12,943
        Accrued expenses:
            Insurance                                                     4,157                 3,554
            Compensation                                                  7,534                 8,693
            Property taxes                                                3,769                 5,003
            Sales and use taxes                                           3,772                 4,244
            Income taxes                                                    313
            Other                                                         5,072                 6,637
                                                                       --------              --------
              Total accrued expenses                                     24,617                28,131
        Current maturities of long-term debt:
            Mortgage notes                                               10,472                13,491
            Obligations under capital leases                              1,526                 1,557
                                                                       --------              --------
              Total current liabilities                                  51,743                56,122
      Long-Term Debt (Less Current Maturities):
        Mortgage notes                                                  171,885               152,337
        Bank facility                                                   165,365               186,545
        Senior unsecured notes                                          200,000               172,385
        Obligations under capital leases                                  1,957                 1,623
                                                                       --------              --------
              Total long-term debt                                      539,207               512,890
      Other Long-Term Liabilities (Less Current Maturities):
        Pension obligation                                                  590                   451
        Insurance                                                         7,298                 6,030
        Deferred income taxes                                            17,184                24,702
                                                                       --------              --------
              Total long-term liabilities                                25,072                31,183
      Commitments and Contingencies
      Stockholders' Equity:
        Preferred stock, $.01 par value; 10,000 shares authorized, no shares outstanding
        Common stock, $.01 par value; 100,000 shares authorized,
          shares issued: 1997 -- 28,531, 1998 -- 28,592                     285                   286
        Additional paid-in capital                                      268,140               269,264
        Less treasury stock, at cost: 1997 -- 951 shares,
          1998 -- 1,251 shares                                          (13,822)              (18,568)
        Retained earnings                                                84,133               118,194
                                                                       --------              --------
              Total stockholders' equity                                338,736               369,176
                                                                       --------              --------
      Total                                                            $954,758              $969,371
                                                                       ========              ========

    see notes to consolidated financial statements


                                       33
                                             Red Roof Inns Inc. and Subsidiaries

RED ROOF INNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 28, 1996, January 3, 1998 and January 2, 1999 (in thousands, except per share amounts)

                                                                               YEARS ENDED
                                                          DECEMBER 28,          JANUARY 3,          JANUARY 2,
                                                              1996                 1998                1999
                                                           (52 weeks)           (53 weeks)          (52 WEEKS)
      Revenues:
        Room                                                $325,407             $359,605            $371,374
        Fee-based                                                 63                1,200               3,962
                                                            --------             --------            --------
              Total revenues                                 325,470              360,805             375,336
      Operating Expenses:
        Direct room                                          163,907              179,794             181,596
        Depreciation and amortization                         36,527               36,386              38,787
        Corporate                                             28,208               31,775              35,011
        Marketing                                             16,240               24,538              18,236
                                                            --------             --------            --------
              Total operating expenses                       244,882              272,493             273,630
                                                            --------             --------            --------
      Operating Income                                        80,588               88,312             101,706
      Interest Income                                            394                  183                 273
      Interest Expense                                       (41,777)             (46,205)            (46,358)
      Other Income                                               471                  433                 504
                                                            --------             --------            --------
      Income Before Income Taxes and Extraordinary
        Item                                                  39,676               42,723              56,125
      Income Taxes                                           (15,612)             (16,619)            (21,832)
                                                            --------             --------            --------
      Income Before Extraordinary Item                        24,064               26,104              34,293
      Extraordinary Loss                                                             (746)               (232)
                                                            --------             --------
      Net Income                                            $ 24,064             $ 25,358            $ 34,061
                                                            ========             ========            ========
      Income Per Share Before Extraordinary Item:
        Basic                                               $   0.88             $   0.93            $   1.24
                                                            ========             ========            ========
        Diluted                                             $   0.87             $   0.93            $   1.24
                                                            ========             ========            ========
      Extraordinary Loss Per Share:
        Basic                                                                    $  (0.02)           $  (0.01)
                                                                                 ========            ========
        Diluted                                                                  $  (0.03)           $  (0.01)
                                                                                 ========            ========
      Net Income Per Share:
        Basic                                               $   0.88             $   0.91            $   1.23
                                                            ========             ========            ========
        Diluted                                             $   0.87             $   0.90            $   1.23
                                                            ========             ========            ========
      Weighted Average Shares Outstanding:
        Basic                                                 27,362               27,982              27,566
                                                            ========             ========            ========
        Diluted                                               27,549               28,167              27,732
                                                            ========             ========            ========

    see notes to consolidated financial statements


                                       34
Red Roof Inns Inc. and Subsidiaries

RED ROOF INNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 28, 1996, January 3, 1998 and January 2, 1999 (in thousands)

                                         COMMON STOCK         TREASURY STOCK        ADDITIONAL
                                        --------------------------------------       PAID-IN         RETAINED
                                        Shares   Amount      Shares    AMOUNT        CAPITAL         EARNINGS        TOTAL

      BALANCES AT DECEMBER 30, 1995     18,400    $184                               $117,816        $ 34,711       $152,711
      Public stock offering (net of
        $11,368 of expenses)            10,000     100                                148,532                        148,632
      Stock options exercised               12                                            168                            168
      Purchase of treasury stock                               (500)  $ (6,476)                                       (6,476)
      Net income                                                                                       24,064         24,064
                                        ------    ----       ------   --------       --------        --------       --------
      BALANCES AT DECEMBER 28, 1996     28,412     284         (500)    (6,476)       266,516          58,775        319,099
      Stock options exercised              119       1                                  1,639                          1,640
      Sale of treasury stock                                     49        630            (15)                           615
      Purchase of treasury stock                               (500)    (7,976)                                       (7,976)
      Net income                                                                                       25,358         25,358
                                        ------    ----       ------   --------       --------        --------       --------
      BALANCES AT JANUARY 3, 1998       28,531     285         (951)   (13,822)       268,140          84,133        338,736
      Stock options exercised
        (including a                        61       1           15        226          1,101                          1,328
        related tax benefit of $261)
      Sale of treasury stock                                     35        508             23                            531
      Purchase of treasury stock                               (350)    (5,480)                                       (5,480)
      Net income                                                                                       34,061         34,061
                                        ------    ----       ------   --------       --------        --------       --------
      BALANCES AT JANUARY 2, 1999       28,592    $286       (1,251)  $(18,568)      $269,264        $118,194       $369,176
                                        ======    ====       ======   ========       ========        ========       ========

    see notes to consolidated financial statements


                                       35
                                             Red Roof Inns Inc. and Subsidiaries

RED ROOF INNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 28, 1996, January 3, 1998 and January 2, 1999 (in thousands)

                                                                                YEARS ENDED
                                                            DECEMBER 28,          JANUARY 3,         JANUARY 2,
                                                                1996                 1998               1999
                                                             (52 weeks)           (53 weeks)         (52 WEEKS)
      Cash Flows From Operations:
        Net income                                            $ 24,064             $ 25,358           $ 34,061
        Adjustments to reconcile net income to net cash
          provided by operations:
          Depreciation and amortization                         25,477               30,891             33,663
          Amortization of goodwill                               2,266                2,265              2,266
          Loss from asset disposals and impairments              8,297                2,627              2,033
          Amortization of other assets                           2,010                2,046              2,353
          Write-off of loan fees and costs                                            1,228                498
          Deferred income taxes                                  4,088                6,708              6,506
        Change in assets and liabilities:
          Receivables                                           (2,987)               1,971             (2,613)
          Supplies                                                (950)                (192)            (2,434)
          Prepaid expenses                                          42                  161               (218)
          Accounts payable                                      (2,479)               2,026                619
          Accrued expenses                                         720                4,087              2,369
                                                              --------             --------           --------
            Net cash provided by operations                     60,548               79,176             79,103
                                                              --------             --------           --------
      Cash Flows From Investing Activities:
        Proceeds from sale of assets                                                  1,357             24,243
        Expenditures for property and equipment               (122,201)            (132,117)           (77,492)
        Change in other assets                                  (4,357)                (505)            (2,560)
                                                              --------             --------           --------
            Net cash used by investing activities             (126,558)            (131,265)           (55,809)
                                                              --------             --------           --------
      Cash Flows From Financing Activities:
        Proceeds from mortgage notes and bank facility         160,706              359,578            220,246
        Principal reduction in mortgage notes and bank
          facility                                            (220,962)            (307,994)          (222,164)
        Redemption of senior unsecured notes                                                           (27,615)
        Principal reduction in obligations under capital
          leases                                                  (826)                (279)              (303)
        Issuance of common stock                               148,800                2,255              1,597
        Purchase of treasury stock                              (6,476)              (7,976)            (5,480)
                                                              --------             --------           --------
            Net cash provided (used) by financing
              activities                                        81,242               45,584            (33,719)
                                                              --------             --------           --------
      Net Increase (Decrease) In Cash and Cash
        Equivalents                                             15,232               (6,505)           (10,425)
      Cash and Cash Equivalents at Beginning of Year             4,427               19,659             13,154
                                                              --------             --------           --------
      Cash and Cash Equivalents at End of Year                $ 19,659             $ 13,154           $  2,729
                                                              ========             ========           ========
      Interest Paid                                           $ 43,229             $ 47,115           $ 47,198
                                                              ========             ========           ========
      Interest Capitalized                                    $  2,841             $  2,846           $  2,541
                                                              ========             ========           ========
      Income Taxes Paid                                       $ 14,399             $  4,937           $ 16,827
                                                              ========             ========           ========
      Non-Cash Transactions:
        Capital expenditures included in accounts
          payable                                             $  7,181             $  6,299           $  3,495
                                                              ========             ========           ========
        Prepaid insurance premiums financed by note
          payable                                                                                     $  6,569
                                                                                                      ========
        Note received from sale of property                                                           $  1,439
                                                                                                      ========

    see notes to consolidated financial statements


                                       36
Red Roof Inns Inc. and Subsidiaries

RED ROOF INNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 28, 1996, January 3, 1998 and January 2, 1999

                 SUMMARY OF SIGNIFICANT
 NOTE 1.         ACCOUNTING POLICIES

GENERAL - The Company was formed in November 1993 and is a subsidiary of The Morgan Stanley Real Estate Fund, L.P. (MSREF). The Company operates on a 52-53 week fiscal year which ends on the Saturday nearest to December 31. At December 28, 1996 (1996), January 3, 1998 (1997), and January 2, 1999 (1998) the Company
operated 248, 254 and 256 Inns, respectively. The 1996 and 1998 years consist of 52 weeks each and the 1997 year consists of 53 weeks.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Red Roof Inns, Inc. and its wholly owned subsidiaries, RRI Investment Co. and RRI Financial Inc. All material intercompany transactions and balances have been eliminated in consolidation.

NATURE OF OPERATIONS - The Company, whose revenues are primarily derived from room rentals, is an owner/operator and franchisor of economy Inns. The Company's properties are primarily located throughout the Midwest, East, South and Gulf Coast regions of the United States. The Company began franchising economy Inns in 1997 and at January 3, 1998 and January 2, 1999 five franchised Inns and 39 franchised Inns, respectively, were in operation.

FRANCHISE REVENUE - Franchise revenue consists of royalty fees, which are based on a percentage of franchised Inns gross room sales (as defined in the franchise agreement), and initial franchise fees which are recorded as revenue when an Inn opens as a franchised unit. Total franchise revenue, included in fee-based revenues, for 1997 and 1998 was $225,000 and $1,753,000, respectively. Reservation fees and marketing fees charged by the Company to its franchised Inns (total of approximately $12,000 and $15,000, respectively for 1997 and $331,000 and $498,000, respectively for 1998) are recorded as a reduction of corporate and marketing expenses.

PARTNER PROGRAM REVENUE - The Company has a partnership marketing program through which the Company forms alliances with other well-known consumer product and service companies in order to offer its guests additional value-added services. The Company actively promotes its partners' products or services either at the Inns or through the central reservation centers in exchange for fees from the partner companies. Revenues are recognized by the Company when the partners' products are sold or the services have been rendered. The total partner program revenue, included in fee-based revenues, for 1996, 1997 and 1998 was $63,000, $975,000 and $2,209,000, respectively.

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

CAPITALIZATION OF DEVELOPMENT EXPENSES - Costs incurred by the Company related to site development and acquisitions are capitalized and allocated to the properties developed or acquired. Costs capitalized during 1996, 1997 and 1998 totaled $2,162,000, $2,385,000 and $567,000, respectively.

GOODWILL - The excess of the purchase price over the fair values of net assets acquired (goodwill) is being amortized on a straight-line basis over 35 years. Goodwill at January 3, 1998 and January 2, 1999 is net of accumulated amortization of $9,187,000 and $11,453,000, respectively.


                                       37
                                             Red Roof Inns Inc. and Subsidiaries

DEFERRED LOAN FEES AND COSTS - Deferred Loan Fees and Costs -- Deferred loan fees and costs are amortized using the straight-line method over the terms of the loans ranging from 5 to 15 years. Deferred loan fees and costs at January 3, 1998 and January 2, 1999 are net of accumulated amortization of $3,571,000 and $4,632,000, respectively.

In May 1997, the Company refinanced its $150 million bank credit facility with a $250 million bank credit facility. In connection with the refinancing, the Company recognized an extraordinary charge against income of $746,000, net of tax, ($.02 per share -- basic and $.03 per share -- diluted) related to the write off of unamortized loan costs of $1,228,000.

During the fourth quarter of 1998, the Company repurchased $27,615,000 of senior unsecured notes on the open market and in privately negotiated transactions. In connection with this repurchase, the Company recognized an extraordinary charge against income of $232,000, net of tax ($.01 per share -- basic and diluted) related to the write-off of unamortized debt fees of $379,000, net of purchase discount.

OTHER ASSETS - Other assets principally include software costs, net of accumulated amortization using the straight-line method over a useful life of five years, preliminary site acquisition costs, deferred franchise expenses, escrow deposits for furniture replacements and investments in affiliates.

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

Based upon its most recent analysis, the Company believes that property, goodwill and other intangibles at January 2, 1999 are realizable and the depreciation and amortization periods are appropriate.

INCOME TAXES - The Company is subject to federal, state and local income taxes. Income taxes are provided for all taxable items included in the statements of income in accordance with SFAS No. 109.

SELF-INSURANCE PROGRAMS - Prior to May 1998, the Company used a retrospective self-insurance plan for general liability and workers' compensation. Subsequent to May 1998, the Company entered into a three-year fixed premium agreement with a national insurance carrier for its general liability and workers compensation insurance. The premium is subject to adjustment on the annual anniversary date of the policy if actual losses exceed 60% of the annual premium amount. A liability has been recorded in the financial statements for estimated claims prior to May 1998 based on information currently available as to the estimated ultimate cost for incidents incurred prior to the balance sheet dates. Losses in excess of certain limits are insured with third-party insurance companies. Estimated payments against the insurance liability for each of the next five years are: 1999 -- $3,554,000; 2000 -- $2,531,000; 2001 -- $1,567,000;
2002 -- $760,000 and 2003 -- $455,000.

ADVERTISING - The Company expenses the costs of advertising (including production costs) the first time advertising takes place. Advertising expenses consist of local advertising which is included in direct room expenses and billboard and national media advertising which is included in marketing expenses. Advertising expense was $16,847,000, $24,242,000 and $16,390,000 for 1996, 1997 and 1998, respectively.

EARNINGS PER SHARE - Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the years presented. Diluted income per share amounts are based on the weighted average number of shares of common stock and stock options outstanding during the years presented.

CASH EQUIVALENTS - Cash in excess of daily requirements is invested in money market and government securities with maturities of three months or less. Such


                                       38
Red Roof Inns Inc. and Subsidiaries
investments are considered to be cash equivalents. The majority of such funds are held by the Company's bank. The Company has not experienced any losses on these investments.

SEGMENT - The Company presently operates in one segment as determined under SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information."

RECLASSIFICATIONS - Certain amounts in the prior years' financial statements have been reclassed to conform with the 1998 presentation.
                 TRANSACTIONS WITH
 NOTE 2.         AFFILIATES

The Company operates two hotels under long-term capital lease agreements with affiliated partnerships that own the hotels. Such affiliation exists because the Company is a partner in the partnerships. The Company's ownership interests in the operating profits and losses of such partnerships are 3% and 29%, respectively, and ownership in the residual values of such partnerships is 73% and 80%, respectively. The partnerships are consolidated as capital leases and are immaterial to the consolidated financial statements.

The Company was provided certain underwriting services through an affiliate of MSREF in connection with the Company's 1996 initial public stock offering and obtains certain shared administrative services with unrelated parties through master contracts available through MSREF.


                                       39
                                             Red Roof Inns Inc. and Subsidiaries

 NOTE 3.         LEASES

The Company leases certain assets used in its operations under long-term capital leases, principally three hotels (including one with an unrelated party) and land. These leases typically contain renewal and purchase options and expire at various dates through 2006. The leases generally require payment of property taxes, insurance and maintenance costs. The Company leases land, hotels, a warehouse and billboard advertising space under noncancelable operating leases. Land leases expire at various dates through 2034 and other leases expire at various dates through 2019. Total operating rent expense for 1996, 1997 and 1998 was $12,622,000, $12,248,000 and $9,926,000, respectively.

   Future minimum lease payments under non-cancelable leases January 2, 1999 are as follows (in thousands):

                                                                      CAPITAL             OPERATING
    YEAR                                                               LEASES              LEASES
    1999                                                               $1,730              $ 6,244
    2000                                                                  497                3,462
    2001                                                                  359                2,238
    2002                                                                  359                1,303
    2003                                                                  359                1,301
    Thereafter                                                            493               17,127
                                                                       ------              -------
           Total minimum lease payments                                 3,797              $31,675
                                                                                           =======
    Less amount representing interest                                     617
                                                                       ------
           Present value of minimum lease payments                      3,180
    Less current maturities                                             1,557
                                                                       ------
           Total non-current                                           $1,623
                                                                       ======

   The following is a summary of property and equipment under capital leases (in thousands):

                                                                     JANUARY 3,          JANUARY 2,
                                                                        1998                1999

    Land                                                               $1,220              $1,220
    Buildings                                                           3,251               3,251
                                                                       ------              ------
           Total                                                        4,471               4,471
    Less accumulated depreciation and amortization                      1,328               1,657
                                                                       ------              ------
           Property and equipment under capital leases -- net          $3,143              $2,814
                                                                       ======              ======


                                       40
Red Roof Inns Inc. and Subsidiaries

                 MORTGAGE NOTES AND
 NOTE 4.         BANK FACILITY

                                          JANUARY 3,    JANUARY 2,
                                             1998          1999
                                          ------------------------
                                               (IN THOUSANDS)
------------------------------------------------------------------

 Mortgage notes, weighted average fixed
   interest rates of 10.1% at January 3,
   1998 and 10.0% at January 2, 1999,
   monthly payments of principal and
   interest due through January 2009       $170,057      $154,600
 Mortgage notes, weighted average
   variable interest rates of 6.9% at
   January 3, 1998 and 6.5% at January
   2, 1999, interest adjustable at
   intervals from one month to six
   years, varying monthly payments of
   principal and interest due through
   January 2000.                             12,300        11,228
 Bank facility, weighted average
   variable interest rates of 7.7% at
   January 3, 1998 and 7.2% at January
   2, 1999 due May 2002                     165,365       186,545
                                           --------      --------
     Total                                  347,722       352,373
     Less current maturities                 10,472        13,491
                                           --------      --------
     Total mortgage notes and bank
       facility (less current
       maturities)                         $337,250      $338,882
                                           ========      ========

Principal payments due (including normal amortization) for each of the next five years are: 1999 -- $13,491,000; 2000 -- $25,542,000; 2001 -- $27,923,000;
2002 -- $207,901,000 and 2003 -- $27,581,000.

In May 1997, the Company refinanced its $150 million bank facility with a $250 million bank facility. The available borrowing commitment declines to $245 million in March 2000 and periodically declines thereafter to $150 million at the May 2002 maturity date. Borrowings under the bank facility bear interest at either LIBOR plus tiered spreads based upon the Company's leverage ratios or the administrative agent's prime rate. The bank facility also contains various covenants that include restrictions on the incurrence of additional debt, stock repurchases and the payment of dividends which are similar to the covenants related to the senior unsecured notes. The bank facility contains events of default. Both the convenants and events of default, including provisions relating to the effect of a change in control of the Company, are customary for financing of similar size and nature.

Notes payable and the bank facility are collateralized by certain property and equipment with a net book value totaling $470,000,000 and $457,000,000 at January 3, 1998 and January 2, 1999, respectively.

As of January 2, 1999, the Company has $2,743,000 in standby letters of credit from banks, expiring at various dates through December 2009.

 NOTE 5.         SENIOR UNSECURED NOTES

In December 1993, the Company issued $200,000,000 of senior unsecured notes (the "Notes") due 2003. The Notes bear interest at 9 5/8% payable semi-annually. The Notes contain covenants that include restrictions on the incurrence of additional debt, stock repurchases and the payment of dividends. At January 2, 1999, $199,092,000 is available for restricted payments under the terms of the Notes of which $66,598,000 is available from retained earnings.

The Notes were not redeemable by the Company until December 15, 1998 at which time they became redeemable at 104.813% of their principal amount, declining ratably to par, plus accrued interest, on and after December 15, 2000.

During the fourth quarter of 1998, the Company was authorized to purchase up to $50,000,000 of senior unsecured notes on the open market and in privately negotiated transactions and has repurchased $27,615,000 of senior unsecured notes at an average cost of 99.6% of the face amount.

 NOTE 6.         STOCKHOLDERS' EQUITY

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


                                       41
                                             Red Roof Inns Inc. and Subsidiaries

In connection with the Offering, $9.6 million in underwriting discounts and commissions were paid to certain underwriters, including an affiliate of MSREF.

In August 1996, the Company repurchased 500,000 shares of its common stock in the open market for an aggregate purchase price of $6,476,000, or $12.95 per share. During the fourth quarter of 1997, the Company purchased 500,000 shares of its common stock in the open market for an aggregate purchase price of $7,976,000, or $15.95 per share. During the fourth quarter of 1998, the Company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock and has purchased approximately 350,000 shares of common stock in the open market for an aggregate purchase price of $5,480,000, or $15.68 per share. In addition, subsequent to January 2, 1999, the Company has purchased an additional 426,000 shares for an aggregate purchase price of $6,700,000, or $15.73 per share. The shares were placed in treasury and will be used to fulfill the Company's requirements for its stock option and stock purchase plans.

                 EMPLOYEE AND DIRECTOR
 NOTE 7.         STOCK PLANS

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

Under the terms of the Plan, awards may be granted in the form of: (i) incentive stock options, which are intended to qualify under Sec. 422 of the Internal Revenue Code of 1986, as amended; (ii) stock options which are not intended to so qualify; (iii) shares of the Company's common stock which will be subject to certain conditions and restrictions ("restricted shares"); or (iv) performance units ("performance units"), which represent the right to receive an amount equal to the value related to the performance units awarded, such as the fair market value of a share of common stock. Awards may be granted by the committee at its discretion to key employees (including officers and directors who are employees) of the Company. The Plan generally provides that the number of shares of common stock with respect to which options, restricted shares and performance units may be granted to any individual employee may not exceed 400,000 during any single fiscal year. The aggregate number of shares of common stock which may be issued under the Plan is 4,000,000 provided that in no event shall more than 10% of the shares of common stock authorized for issuance under the Plan be granted in the form of awards other than options.

Generally, each option will have a term ending 10 years from the date of grant. Each option will vest and become exercisable on such date or dates and on the basis of other criteria, including without limitation the performance of the Company, as the committee may determine at its discretion and as shall be specified in the option agreement evidencing the grant of such options. The option price is determined by the committee at the time of the grant and may not be less than the fair market value of the shares of common stock on the date of grant (exclusive of the options granted in 1994, which were issued at less than fair market value at the time of the grant.) Options granted in 1996, 1997 and 1998 vest at the rate of 25% per year.

In October 1995, the Company adopted the 1995 Director Stock Option Plan for directors who are not officers or employees of the Company. The plan is administered by a committee of not less than two directors appointed by the Board of Directors. Any eligible director is automatically granted an initial option to purchase 10,000 shares. Subsequently, following each annual meeting of the stockholders of the Company, each eligible director shall be granted an option to purchase 1,000 shares. The initial option to purchase 10,000 shares vests in equal amounts over a five-year period and future grants vest immediately. The exercise price of the options is based on the fair market value of the common stock on the last trading day prior to the date on which the option is granted. All options expire 10 years after the date of grant. The


                                       42
Red Roof Inns Inc. and Subsidiaries

Company has reserved 60,000 shares under the Plan and has granted options to purchase 24,000 shares through January 2, 1999.

The following table summarizes option activity for the years presented:

                                     NUMBER     WEIGHTED AVERAGE
                                    OF SHARES    EXERCISE PRICE
----------------------------------------------------------------

 Outstanding December 30, 1995        642,700        $ 9.52
   Granted                            760,900         14.74
   Exercised                          (14,175)         6.12
   Cancelled                         (117,925)         5.92
                                    ---------        ------

 Outstanding December 28, 1996      1,271,500         13.02
   Granted                            521,000         15.73
   Exercised                         (152,275)         8.88
   Canceled                          (191,525)        14.71
                                    ---------        ------

 Outstanding January 3, 1998        1,448,700         14.21
   Granted                            777,250         18.35
   Exercised                          (83,650)         8.48
   Canceled                          (227,800)        16.97
                                    ---------        ------
 Outstanding January 2, 1999        1,914,500        $15.81
                                    =========        ======

At December 28, 1996, January 3, 1998 and January 2, 1999, options exercisable under the Company's stock option plans totaled 518,149, 734,640 and 798,375 shares, respectively, and had a weighted average option price per share of $11.51, $13.01 and $13.76, respectively. For options outstanding at January 2, 1999, 335,800, 267,675 and 194,900 shares are exercisable at a weighted average exercise price of $11.82, $14.44 and $16.16, respectively. The weighted average remaining contractual life of these options is 6.5, 7.7 and 8.5 years, respectively.

At January 2, 1999, 1,895,400 shares are available for future grants of stock options.

During 1996 and 1997, the Company recognized compensation expense in corporate expenses of $339,000 and $281,000, respectively, related to the granting of options in 1994 at less than fair market value at the date of grant. Grants after 1994 were issued at fair market value.

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company applies APB No. 25 in accounting for its stock-based compensation plans. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for options granted in 1996, 1997 and 1998, net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                  1996       1997       1998
---------------------------------------------------

 NET INCOME
   As reported                   $24,064    $25,358    $34,061
                                 =======    =======    =======
   Pro forma                     $22,710    $23,940    $32,229
                                 -------    -------    -------
 BASIC EARNINGS PER SHARE
   As reported                   $   .88    $   .91    $  1.23
                                 =======    =======    =======
   Pro forma                     $   .83    $   .86    $  1.17
                                 -------    -------    -------
 DILUTED EARNINGS PER SHARE
   As reported                   $   .87    $   .90    $  1.23
                                 =======    =======    =======
   Pro forma                     $   .82    $   .85    $  1.16
                                 -------    -------    -------

The following weighted average assumptions were used in the option pricing model: a risk free interest rate of 6.7%, 6.8% and 5.5% for 1996, 1997 and 1998, respectively; an expected life of the options of 7.5 years for 1996 and 1997 and
5.4 years for 1998; no expected dividend yield and a volatility factor of .25 for 1996, a volatility factor of .26 for 1997 and a volatility factor of .29 for 1998. The weighted average per share fair value of the options granted in 1996, 1997 and 1998 was $6.59, $7.40 and $6.90, respectively.

Due to the inclusion of only 1995 through 1998 option grants, the effects of applying SFAS No. 123 in 1996, 1997 and 1998 may not be representative of the pro forma impact in future years.


                                       43
                                             Red Roof Inns Inc. and Subsidiaries

                 EMPLOYEE STOCK
 NOTE 8.         PURCHASE PLAN

In February 1998, the Company's Board of Directors adopted the Company's Amended and Restated 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which is intended to qualify under Sec. 423 of the Internal Revenue Code. The purpose of the Stock Purchase Plan is to provide employees of the Company with an opportunity to acquire or increase a proprietary interest in the Company by purchasing shares of the Company's common stock at a discounted price. All employees of the Company are eligible to participate in the Stock Purchase Plan. The stock purchase price is 85% of the fair market value of the Company's common stock at the beginning of the contribution period, which begins on the last Sunday of January of each year and ends on the last Saturday of the following January or, if less, 85% of such fair market value on the last day of the contribution period. The Stock Purchase Plan allows employees to purchase shares through contribution or payroll deductions of up to 10% of base pay, and provides that no employee may purchase in any calendar year shares having a value (determined at the time the right to purchase is granted) in excess of $25,000. The aggregate number of shares of common stock reserved for purchase under the stock purchase plan is 300,000. Such shares may be either authorized but unissued shares or issued shares reacquired by the Company and held as treasury shares.

In January 1997, the Company sold 48,647 shares of common stock out of treasury to employees at $12.64 per share for the 1996 plan year. In January 1998, the Company sold 34,916 shares of common stock out of treasury to employees at $15.19 per share for the 1997 plan year. In January 1999, the Company sold 35,103 shares of common stock out of treasury to employees at $13.33 per share for the 1998 plan year. The weighted average per share fair value of the shares issued in 1997, 1998 and 1999 was $3.26, $3.87 and $3.52, respectively.
 NOTE 9.         RETIREMENT PLANS

At the time of the Offering, the Company had a defined benefit pension plan (the "Pension Plan") that covered all employees except seasonal employees. The benefits were based on years of service, final average compensation and final average compensation in excess of average social security covered compensation at retirement. The Company's funding policy was to contribute annually at least the minimum amount required under the funding standards of ERISA. Pension Plan assets were held by a bank trust company and were invested primarily in cash equivalents and fixed income investments.

On December 28, 1996, the Company froze the Pension Plan, which decreased the Company's projected benefit obligations by $2,500,000 and resulted in a curtailment gain of $286,000. During 1997, the Company terminated the Pension Plan and in 1998 received appropriate regulatory approvals to distribute plan assets. Earned benefits totaling $10,410,000, through the date the Pension Plan was frozen, were paid to employees during 1998, at which time a final settlement expense of $415,000 was recognized by the Company and included in direct room expenses. (See Note 10). During 1996, the Company recognized an expense of $547,000 and in 1997 recognized a credit of $94,000 related to the Pension Plan.

In addition to the Pension Plan described above, the Board of Directors established a supplementary pension plan for its President and Chief Executive Officer. Accordingly, the Company has an accrued liability of $131,000 and $330,000 as of January 3, 1998 and January 2, 1999, respectively, related to such supplementary pension plan.

In July 1997, the Board of Directors adopted the Company's 401(k) Savings Plan (the "Savings Plan") which qualifies under Section 401(a) of the Internal Revenue Code. The purpose of the Savings Plan is to encourage current employees to save funds for retirement, to attract new employees and to retain current employees. All Company employees who meet certain minimum age requirements are eligible to participate in the Savings Plan on the first day of the month following six months of employment by the Company. The Savings Plan allows employees to deduct up to 15% of their base and bonus


                                       44
Red Roof Inns Inc. and Subsidiaries
pay, subject to various limitations required by the I.R.S. The Company matched 25% of employee contributions up to 6% of base and bonus pay in 1997 and 1998 and has sole discretion to elect whether to match these or other amounts in the future.
The Company adopted a Deferred Compensation Plan and Executive Deferred Compensation Plan (the "Compensation Plans") effective February 1, 1998 to provide a tax deferred accumulation opportunity to a select group of management employees through deferrals of cash compensation and company related contributions. Participants in the Deferred Compensation Plan may contribute 1% to 15% of their base annual salary which, when added to their Savings Plan deferral, does not exceed the dollar limitation in effect under Internal Revenue Service Code Section 402(g). Participants in the Executive Deferred Compensation portion of the Compensation Plans may contribute up to 50% and 100% of their base salary and bonus, respectively. During 1998, the Company matched 10% of qualified employee contributions under the Compensation Plans.

The 1997 and 1998 expense related to the Savings and Compensation Plans was approximately $171,000 and $391,000, respectively.
                 INN RENEWAL
 NOTE 10.        PROGRAM AND OTHER CHARGES

The following charges were incurred by the Company during the years presented (in thousands):

                                  1996       1997       1998
---------------------------------------------------
 Severance compensation (1)                 $ 1,421    $ 1,659
 Asset impairment charges (2)    $   450                   914
 Inn renewal program expenses
   (3)                            10,398     14,066
 Accounting system conversion
   (1)                                                   1,246
 Write-off of preliminary site
   acquisition costs (1)                                 1,944
 Pension plan termination (4)                              415
                                                       -------
       Total charges             $10,848    $15,487    $ 6,178
                                 =======    =======    =======

(1) Included in corporate expenses
(2) Included in depreciation and amortization

(3) Inn renewal program expenses:

                                  1996       1997
                                 -------    -------
    Direct room expenses         $ 2,297    $ 7,504
    Depreciation and
      amortization                 7,847      2,387
    Corporate expense                148        490
    Marketing expenses               106      3,685
                                 -------    -------
          Total Inn renewal
           program expenses      $10,398    $14,066
                                 =======    =======

(4) Included in direct room expenses

During 1996, the Company commenced Project BIG RED, a chainwide property renewal program that refurbished and enhanced both the interior decor and exterior of the majority of company-owned Inns and provided additional room amenities and services for guests. Included in the program were expenditures to update guest rooms with new carpet, wallcovering, furniture, bedspreads and drapes. Improvements to the exterior of the properties included painting, new signs, improved lighting and additional landscaping. The program was completed during 1998 at a total cost of approximately $68 million (including approximately $4 million related to the Company's revenue management system). In 1996, 1997 and 1998, the Company incurred expenditures of $10,646,000, $49,813,000 and $7,422,000, respectively, related to this program of which $8,095,000, $38,134,000 and $7,422,000 was capitalized, respectively. In addition, the Company recognized charges of $7,847,000 and $2,387,000 in 1996 and 1997, respectively, related to early asset retirements in connection with the program. During 1996 and 1998, the Company recorded impairment charges of $450,000 and $914,000, respectively, in accordance with SFAS No. 121, primarily related to land held for sale.

In the second half of 1997, the Company commissioned a task force to perform a thorough examination of its corporate structure and processes to increase productivity and reduce costs in relation to its strategic growth plans ("re-engineering program"). Accordingly, the Company took a fourth quarter charge to income in 1997 of $1,421,000 related to severance expenses associated with the re-engineering program. In the fourth quarter of 1998, the Executive Vice President and Chief Financial Officer and certain other officers and employees terminated their employment with the Company. Accordingly, the Company


                                       45
                                             Red Roof Inns Inc. and Subsidiaries
recognized a fourth quarter charge to earnings of $1,659,000 related to severance expenses associated with these terminations. At January 2, 1999, $1,425,000 is included in accrued compensation related to such terminations ($1,065,000 at January 3, 1998). Totals of 25 and 14 corporate employees were terminated in 1997 and 1998, respectively. Total termination benefits paid in 1997 and 1998 were $356,000 and $1,298,000, respectively.

The Company is currently converting its financial accounting and human resources systems to be year 2000 compliant. During 1998, the Company recorded charges to earnings of $1,246,000 related to the conversion of these systems and associated training costs.

As a result of the Company's decision to reduce its Inn development and focus on fee-based income, the Company recognized a charge to earnings of $1,944,000 related to the write-off of preliminary site acquisitions costs.

The Company recognized charges to earnings in 1998 of $415,000 related to the termination of a defined pension benefit plan. (See Note 9).
 NOTE 11.        INCOME TAXES
The components of the provision for income taxes consist of the following (in thousands):

                                   1996      1997      1998
 Federal:
 Current                          $ 9,304   $ 9,326   $13,027
 Deferred                           3,660     4,903     5,633
                                  -------   -------   -------
   Total federal                   12,964    14,229    18,660
                                  -------   -------   -------

 State and local:
 Current                            2,220       585     2,299
 Deferred                             428     1,805       873
                                  -------   -------   -------
   Total state and local            2,648     2,390     3,172
                                  -------   -------   -------

 Total                            $15,612   $16,619   $21,832
                                  =======   =======   =======

 Effective tax rate                  39.4%     38.9%     38.9%
                                  =======   =======   =======

The effective tax rate differs from the statutory rate as follows:

                                            1996   1997   1998
 Statutory rate                             35.0%  35.0%  35.0%
 State and local taxes, net of federal tax   4.3    3.6    3.6
   effect
 Other                                       0.1     .3     .3
                                            ----   ----   ----
 Total                                      39.4%  38.9%  38.9%
                                            ====   ====   ====

The tax effects of significant items comprising the Company's net deferred tax balances are as follows (in thousands):

                                          JANUARY 3,   JANUARY 2,
                                             1998         1999

 Deferred tax assets:
 Self-insured expenses                     $ 4,444      $ 4,143
 Capital lease obligations                     897          768
 Other expense accruals                      2,341        2,304
                                           -------      -------
   Total deferred tax assets                 7,682        7,215
                                           -------      -------

 Deferred tax liabilities:
 Goodwill and basis of assets acquired      11,504       11,957
 Excess tax over book depreciation and
   amortization                              9,793       15,379
                                           -------      -------
   Total deferred tax liabilities           21,297       27,336
                                           -------      -------

 Net deferred tax liability                $13,615      $20,121
                                           =======      =======

                 COMMITMENTS AND
 NOTE 12.        CONTINGENCIES

The Company is involved in various claims and legal proceedings arising from the normal course of business. While the ultimate liability, if any, from these proceedings currently is indeterminable, in the opinion of management, these matters should not have a material adverse effect on the consolidated financial statements of the Company.

The Internal Revenue Service ("IRS") is currently undergoing an examination of the Company's federal income tax returns for the years 1993 through 1996. The Company has estimated this examination could result in proposed adjustments of approximately $10 million in additional current federal income taxes for the years 1993 through 1997, plus interest. The proposed adjustments relate


                                       46
Red Roof Inns Inc. and Subsidiaries
primarily to the allocation of the purchase price of the assets acquired as a result of the acquisition of the Company by MSREF in December 1993 and the tax accounting treatment for removal costs for assets replaced. These adjustments do not affect the overall tax liability recognized by the Company but impact the classification between current and deferred tax accounts. The Company has filed a response vigorously contesting the majority of the proposed adjustments. While it is not possible to determine the final disposition, the Company is of the opinion that the ultimate resolution of this matter should not have a material adverse effect on the consolidated financial statements of the Company.
 NOTE 13.        FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments disclosed below as of January 3, 1998 and January 2, 1999 were determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of financial instruments; (i) mortgage notes -- the estimated fair value is based on current rates and payment terms offered to the Company and (ii) senior unsecured notes -- the estimated fair value is based upon a quoted published market price (in thousands):

                           CARRYING VALUE         ESTIMATED FAIR VALUE
                       -----------------------   -----------------------
                       JANUARY 3,   JANUARY 2,   JANUARY 3,   JANUARY 2,
                          1998         1999         1998         1999
 Mortgage notes and
   bank facility        $347,722     $352,373     $361,000     $369,000

 Senior unsecured
   notes                 200,000      172,385      208,000      175,000


                                       47
                                             Red Roof Inns Inc. and Subsidiaries

             SELECTED QUARTERLY
 NOTE 14.    FINANCIAL DATE (UNAUDITED)

                                                            FIRST         SECOND         THIRD         FOURTH          FULL
                                                           QUARTER       QUARTER        QUARTER        QUARTER         YEAR
                                                           ------------------------------------------------------------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    1997
     Revenues                                              $74,544       $ 94,959       $102,317       $88,985       $360,805
     Operating income                                       5,350(1)       27,400(1)      36,028(1)    19,534(1)       88,312(1)
     Income (loss) before extraordinary item               (3,562)(1)       9,713(1)      14,952(1)     5,001(1)       26,104(1)
     Extraordinary loss                                                      (746)(2)                                    (746)(2)
     Net income (loss)                                     (3,562)(1)       8,967(1)(2)   14,952(1)     5,001(1)       25,358(1)(2)
     Income (loss) per share before extraordinary item:
       Basic                                                (0.13)(1)        0.35(1)        0.53(1)      0.18(1)         0.93(1)
       Diluted                                              (0.13)(1)        0.35(1)        0.53(1)      0.18(1)         0.93(1)
     Extraordinary loss per share:
       Basic                                                                (0.03)(2)                                   (0.02)(2)
       Diluted                                                              (0.03)(2)                                   (0.03)(2)
     Net income (loss) per share:
       Basic                                                (0.13)(1)        0.32(1)(2)     0.53(1)      0.18(1)         0.91(1)(2)
       Diluted                                              (0.13)(1)        0.32(1)(2)     0.53(1)      0.18(1)         0.90(1)(2)
    1998
     Revenues                                              $85,066       $101,295       $104,688       $84,287       $375,336
     Operating income                                      12,866          34,624         38,386(3)    15,830(3)      101,706(3)
     Income before extraordinary item                         540          14,131         16,641(3)     2,981(3)       34,293(3)
     Extraordinary loss                                                                                  (232)(4)        (232)(4)
     Net income                                               540          14,131         16,641(3)     2,749(3)(4)    34,061(3)(4)
     Income per share before extraordinary item:
       Basic                                                 0.02            0.51           0.60(3)      0.11(3)         1.24(3)
       Diluted                                               0.02            0.51           0.60(3)      0.11(3)         1.24(3)
     Extraordinary loss per share:
       Basic                                                                                            (0.01)(4)       (0.01)(4)
       Diluted                                                                                          (0.01)(4)       (0.01)(4)
     Net income per share:
       Basic                                                 0.02            0.51           0.60(3)      0.10(3)(4)      1.23(3)(4)
       Diluted                                               0.02            0.51           0.60(3)      0.10(3)(4)      1.23(3)(4)

(1) Operating income, income before extraordinary item and net income were reduced by charges related to the Inn renewal program as follows: first quarter -- $4,771 and $2,899 ($.10 per share -- basic and diluted); second quarter -- $4,770 and $2,897 ($.10 per share -basic and diluted); third quarter -- $2,333 and $1,417 ($.05 per share -- basic and diluted); fourth quarter -- $2,192 and $1,381 ($.05 per share -- basic and diluted), and full year -- $14,066 and $8,594 ($.31 per share -- basic and $.30 per share -- diluted), respectively. In addition, operating income, income before extraordinary item and net income were reduced by a charge in the fourth quarter for severance compensation of $1,421 and $868 ($.03 per share -- basic and diluted), respectively.

(2) Net income was reduced by an extraordinary charge of $746, net of tax, ($.02 per share basic and $.03 per share -- diluted) related to the write-off of unamortized loan costs on the refinancing of the Company's bank credit facility.

(3) Operating income, income before extraordinary item and net income were reduced by pre-tax charges in the third quarter of $461 and $282, respectively, ($.01 per share -- basic and diluted), primarily for termination of a pension plan and by pre-tax charges in the fourth quarter of $5,717 and $3,493, respectively, ($.13 per share -- basic and diluted), related to severance compensation of $1,659, asset impairment charges of $914, accounting system conversion charges of $1,156, write-offs of preliminary site acquisition costs of $1,944 and costs related to termination of a pension plan of $44. Operating income, income before extraordinary item and net income for the full year were reduced by the aforementioned charges of $6,178 and $3,775 ($.14 per share -- basic and $.13 per share -- diluted), respectively.

(4) Net income was reduced by an extraordinary charge of $232, net of tax ($.01 per share -- basic and diluted) related to the write-off of unamortized loan costs, net of discount, associated with the partial repurchase of senior unsecured notes.

                 CHANGES IN AND DISAGREEMENTS
                 WITH ACCOUNTANTS AND
 ITEM 9.         FINANCIAL DISCLOSURE

None.


                                       48
Red Roof Inns Inc. and Subsidiaries

PART III
 ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS

The information in the proxy statement for the Company's 1999 annual meeting of stockholders under the headings "Election of Directors", "Compensation of Directors", "Executive Officers" and "Compliance With Section 16 (a) of The Exchange Act" is incorporated herein by reference.

 ITEM 11.        EXECUTIVE COMPENSATION

The information in the proxy statement for the Company's 1999 annual meeting of stockholders under the heading "Executive Compensation" is incorporated herein by reference.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 ITEM 12.        MANAGEMENT

The information in the proxy statement for the Company's 1999 annual meeting of stockholders under the heading "Voting Securities and Principal Holders Thereof" is incorporated herein by reference.

                 CERTAIN RELATIONSHIPS AND
 ITEM 13.        RELATED TRANSACTIONS

The information in the proxy statement for the Company's 1999 annual meeting of stockholders under the headings "Election of Directors," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" is incorporated herein by reference.

                 EXHIBITS AND FINANCIAL
 ITEM 14.        STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

    (1)  Financial Statements

         -  Independent Auditors' Report on the Company.

         - Consolidated Balance Sheets of the Company as of January 3, 1998 and January 2, 1999.

         - Consolidated Statements of Income of the Company for the years ended December 28, 1996, January 3, 1998 and January 2, 1999.

         - Consolidated Statements of Stockholders' Equity of the Company for the years ended December 28, 1996, January 3, 1998 and January 2, 1999.

         - Consolidated Statements of Cash Flows of the Company for the years ended December 28, 1996, January 3, 1998 and January 2, 1999.

         -  Notes to Consolidated Financial Statements of the Company.

    (2)  Financial Statement Schedules

         The financial statement schedules listed below are included in the pages following.

         - Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 28, 1996, January 3, 1998 and January 2, 1999.

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

                                       49
                                             Red Roof Inns Inc. and Subsidiaries

     3.02  Form of Amended and Restated Bylaws of
           the Company (incorporated by reference
           to Exhibit 3.02 to the Company's
           Registration Statement on Form S-1, File
           No. 33-97914).
     4.01  Form of certificate representing shares
           of Common stock, par value $.01 per
           share (incorporated by reference to
           Exhibit 4.01 to the Company's
           Registration Statement on Form S-1, File
           No.33-97914).
    10.01  Indenture, dated as of December 17,
           1993, from the Company to The Bank of
           New York, as Trustee (incorporated by
           reference to Exhibit 4.02 to the
           Company's Annual Report on Form 10-K for the fiscal year ended December 31,
           1994).
   *10.02  Employment Agreements between the
           Company and Messrs. Campbell and Tallis
           (incorporated by reference to Exhibit
           10.02 to the Company's Annual Report on
           Form 10-K for the fiscal year ended
           December 31, 1994).
   *10.03 Employment Agreement between the Company and Mr. Cash (incorporated by reference to Exhibit 10 to the Company's Quarterly
           Report on Form 10-Q for the 26 weeks
           ended July 1, 1995).
    10.04  Loan Agreement, dated as of November 9,
           1995, between the Company and Huntington
           National Bank and a bank group
           (incorporated by reference to Exhibit
           10.1 to the Company's Quarterly Report
           on Form 10-Q for the 39 weeks ended
           September 30, 1995).
    10.05  First, Second and Third Amendments dated
           November 21, 1995, December 12, 1995 and
           April 6, 1996, respectively, to Loan
           Agreement, dated as of November 9, 1995, between the Company and Huntington
           National Bank and a bank group
           (incorporated by reference to Exhibits
           10.01, 10.02 and 10.03 to the Company's
           Quarterly Report on Form 10-Q for the 13 weeks ended March 30, 1996).
    10.06  Fourth Amendment dated June 27, 1996 to
           Loan Agreement, dated as of November 9,
           1995, between the Company and Huntington
           National Bank and a bank group
           (incorporated by reference to Exhibit
           10.01 to the Company's Quarterly Report
           of Form 10-Q for the 26 weeks ended June
           29, 1996).
   *10.07  1995 Director Stock Option Plan
           (incorporated by reference to Exhibit
           10.02 to the Company's Quarterly Report
           on Form 10-Q for the 39 weeks ended
           September 30, 1995).
    10.08 Shareholders Agreement among the Company and all its shareholders, dated as of April 6, 1994 (incorporated by reference to Exhibit 10.07 to the Company's
           Registration Statement on Form S-1, File
           No. 33-97914).
    10.09  Amendment No. 1 to Shareholders
           Agreement among the Company and all its
           shareholders (incorporated by reference
           to Exhibit 10.07 to the Company's Annual
           Report on Form 10-K for the fiscal year
           ended December 30, 1995).
   *10.10  Form of 1996 Employee Stock Purchase
           Plan (incorporated by reference to
           Exhibit 10.09 to the Company's
           Registration Statement on Form S-1, File
           No. 33-97914).
   *10.11  Form of Amended and Restated 1994
           Management Equity Incentive Plan
           (incorporated by reference to Exhibit
           10.10 to the Company's Registration
           Statement on Form S-1, File No.
           33-97914).
   *10.12 Employment Agreement between the Company and Mr. Chichester (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30,
           1995).

                                       50
Red Roof Inns Inc. and Subsidiaries

   *10.13  1996 Management Incentive Compensation Plan
           (incorporated by reference to Exhibit 10.04 to the Company's Quarterly Report of Form
           10-Q for the 13 weeks ended March 30, 1996).
   *10.14  Amended and Restated Credit Agreement, dated
           May 21, 1997, between the Company and The
           Huntington National Bank and a bank group
           (incorporated by reference to Form 8-K dated
           June 30, 1997).
    10.15  First Amendment to Credit Agreement, dated
           December 14, 1998, between the Company and
           Huntington National Bank, CIBC Oppenheimer
           Corp. and a bank group included herein.
   *10.16  Amended and Restated Executive Severance
           Agreement between the Company and Mr. Rea included herein.
   *10.17  Executive Severance Agreement between the
           Company and Mr. Cash included herein.
   *10.18  Executive Severance Agreement between the
           Company and Mr. Tallis included herein.
   *10.19  Employment Agreement between the Company and
           Mr. Rea included herein.
    11.01  Statement re computation of per share
           earnings.
    12.01  Statement re computation of ratios.
    21.00  Subsidiaries of the Registrant
    23.00  Consent of Deloitte & Touche LLP.
  24.00 -  Directors and Officers Powers of
    24.07  Attorney
    27.00  Financial Data Schedule

* Executive plans and arrangements required to be filed pursuant to Item 601 (b)
(10) of Regulation S-K.

(b) Reports on Form 8-K:

    Red Roof Inns, Inc. appoints David L. Rea to the position of Executive Vice President, Chief Financial Officer, and Treasurer effective October 6, 1998.

    On October 6, 1998, David N. Chichester, Executive Vice President and Chief Financial Officer terminated his employment as Executive Vice President and Chief Financial Officer and resigned from the Board of Directors of Red Roof Inns, Inc. to pursue other interests. He received severance benefits provided under his employment agreement of approximately $.8 million which was recognized in the fourth quarter ended January 2, 1999. The Board vacancy is not being filled at this time.

(c) Exhibits:

    The exhibits are submitted following the signatures.

(d) Financial Statement Schedules:

    The financial statement schedules and the independent auditor's report thereon are submitted following the signatures.

                                       51
                                             Red Roof Inns Inc. and Subsidiaries

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Red Roof Inns, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March 1999.

                                RED ROOF INNS, INC.

                                By: /s/ Francis W. Cash
                                  -------------------------------------
                                  Name: Francis W. Cash
                                  Title: Chairman of the Board, President,
                                         Chief Executive Officer and Director

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

                  SIGNATURE                                        TITLE                               DATE
                  ---------                                        -----                               ----

             /s/ FRANCIS W. CASH               Chairman of the Board, President, Chief            March 25, 1999
---------------------------------------------  Executive Officer and Director
               Francis W. Cash

              /s/ DAVID L. REA                 Executive Vice President, Chief Financial          March 25, 1999
---------------------------------------------  Officer and Treasurer
                David L. Rea

          /s/ ROBERT M. HARSHBARGER            Senior Vice President, Controller and Chief        March 25, 1999
---------------------------------------------  Accounting Officer
            Robert M. Harshbarger

                      *                        Director                                           March 25, 1999
---------------------------------------------
             Thomas E. Dobrowski

                      *                        Director                                           March 25, 1999
---------------------------------------------
              Michael E. Foster

                      *                        Director                                           March 25, 1999
---------------------------------------------
                John A. Henry

                      *                        Director                                           March 25, 1999
---------------------------------------------
            William M. Lewis, Jr.

                      *                        Director                                           March 25, 1999
---------------------------------------------
              Edward D. Powers

                      *                        Director                                           March 25, 1999
---------------------------------------------
              Judith A. Rogala

                      *                        Director                                           March 25, 1999
---------------------------------------------
               Owen D. Thomas

*By /s/ David L. Rea
    ----------------------------------------
    David L. Rea
    Attorney-in-Fact

                                       52
Red Roof Inns Inc. and Subsidiaries

                                                                     SCHEDULE II
RED ROOF INNS, INC. AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                                BALANCE AT         CHARGED TO         CHARGED TO         DEDUCTIONS
                                               BEGINNING OF        COSTS AND            OTHER               FROM
                   DESCRIPTION                    PERIOD            EXPENSES           ACCOUNTS           RESERVES
      YEAR ENDED JANUARY 2, 1999
        Allowance for doubtful accounts            $651               $903               $                 $(222)(1)
                                                   ====               ====               ====              =====

      YEAR ENDED JANUARY 3, 1998
        Allowance for doubtful accounts            $420               $477               $                 $(246) (1)
                                                   ====               ====               ====              =====

      YEAR ENDED DECEMBER 28, 1996
        Allowance for doubtful accounts            $490               $368               $                 $(438) (1)
                                                   ====               ====               ====              =====

                                                 BALANCE
                                                  AT END
                                                    OF
                   DESCRIPTION                    PERIOD
      YEAR ENDED JANUARY 2, 1999
        Allowance for doubtful accounts          $  1,332
                                                 ========
      YEAR ENDED JANUARY 3, 1998
        Allowance for doubtful accounts          $    651
                                                 ========
      YEAR ENDED DECEMBER 28, 1996
        Allowance for doubtful accounts          $    420
                                                 ========

    -------------------

    (1) Uncollectible accounts written off, net of amounts recovered.


                                       53
                                             Red Roof Inns Inc. and Subsidiaries

INDEPENDENT AUDITORS' REPORT
ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Stockholders of
Red Roof Inns, Inc.

We have audited the consolidated financial statements of Red Roof Inns, Inc. and its subsidiaries as of January 3, 1998 and January 2, 1999, and for each of the three years in the period ended January 2, 1999, and have issued our report thereon dated February 17, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Red Roof Inns, Inc. and its subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbus, Ohio
February 17, 1999


                                       54
Red Roof Inns Inc. and Subsidiaries

                                  EXHIBIT INDEX


Exhibit
   No.                                              Description
-------                                             -----------
10.15               First Amendment to Credit Agreement, dated December 14, 1998, between the Company and
                    Huntington National Bank, CIBC Oppenheimer and a bank group.
10.16               Amended and Restated Executive Severance Agreement between the Company and Mr. Rea.
10.17               Executive Severance Agreement between the Company and Mr. Cash.
10.18               Executive Severance Agreement between the Company and Mr. Tallis.
10.19               Employment Agreement between the Company and Mr. Rea.
11.01               Statement re computation of per share amounts.
12.01               Statement re computation of ratio of earnings to fixed charges.
21.00               Subsidiaries of the Registrant
23.00               Consent of Deloitte & Touche LLP.
24.00-24.07         Directors and Officers Powers of Attorney.
27.00               Financial Data Schedule