Form 10-Q
period 1999-04-03
RED ROOF INNS INC
filed 1999-05-14
CIK 920941

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended April 3, 1999

                                       or

[ ] TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

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

                                ----------------

         Number of shares of Common Stock outstanding at April 3, 1999

                                   26,935,988

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

          The accompanying unaudited condensed consolidated financial statements of Red Roof Inns, Inc. ("Red Roof" or the "Company"), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations or results for other interim periods. All material intercompany transactions and balances between Red Roof Inns, Inc. and its subsidiaries have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the Company's 1998 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

                               RED ROOF INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        JANUARY 2, 1999 AND APRIL 3, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         JANUARY 2,     APRIL 3,
                                                            1999          1999
                                                         ----------     --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $  2,729      $  7,439
  Receivables                                               11,619        14,264
  Supplies and other                                        20,581        19,677
                                                          --------      --------
          Total current assets                              34,929        41,380

PROPERTY AND EQUIPMENT:
  Land                                                     153,596       153,576
  Buildings and improvements                               654,564       676,833
  Furniture, fixtures and equipment                        135,861       139,999
  Construction in progress                                  19,541           486
                                                          --------      --------
          Total property and equipment                     963,562       970,894
  Less accumulated depreciation and amortization           117,473       126,391
                                                          --------      --------
          Property and equipment - net                     846,089       844,503

OTHER ASSETS:
  Goodwill, net of accumulated amortization                 67,915        67,349
  Deferred loan fees and other - net                        20,438        21,281
                                                          --------      --------
          Total other assets                                88,353        88,630
                                                          --------      --------

TOTAL                                                     $969,371      $974,513
                                                          ========      ========

           See notes to condensed consolidated financial statements.

                                         RED ROOF INNS, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  JANUARY 2, 1999 AND APRIL 3, 1999
                                  (IN THOUSANDS, EXCEPT PAR VALUES)
                                             (UNAUDITED)

                                                                            JANUARY 2,      APRIL 3,
                                                                               1999           1999
                                                                            ----------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $ 12,943       $ 11,197
  Accrued expenses                                                             28,131         30,290
  Current maturities of long-term debt                                         15,048         15,085
                                                                             --------       --------
          Total current liabilities                                            56,122         56,572

LONG-TERM DEBT (LESS CURRENT MATURITIES):
  Mortgage notes and obligations under capital leases                         153,960        148,318
  Bank facility                                                               186,545        200,850
  Senior unsecured notes                                                      172,385        172,385
                                                                             --------       --------
          Total long-term debt                                                512,890        521,553

OTHER LONG-TERM LIABILITIES                                                    31,183         32,324

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued
  Common stock, $.01 par value; 100,000 shares authorized,
    shares issued:  1998 and 1999 - 28,592                                        286            286
  Additional paid-in capital                                                  269,264        269,202
  Less treasury stock, at cost: 1998 - 1,251 shares, 1999 - 1,656 shares      (18,568)       (24,952)
  Retained earnings                                                           118,194        119,528
                                                                             --------       --------
          Total stockholders' equity                                          369,176        364,064
                                                                             --------       --------

TOTAL                                                                        $969,371       $974,513
                                                                             ========       ========

            See notes to condensed consolidated financial statements.

                               RED ROOF INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THIRTEEN WEEKS ENDED APRIL 4, 1998 AND APRIL 3, 1999
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        THIRTEEN WEEKS ENDED
                                                      -------------------------
                                                      APRIL 4,         APRIL 3,
                                                        1998             1999
                                                      --------         --------
REVENUES:
  Room                                                $ 84,564         $ 84,717
  Fee-based                                                502              934
                                                      --------         --------
          Total revenues                                85,066           85,651

OPERATING EXPENSES:
  Direct room                                           49,070           48,793
  Depreciation and amortization                          9,536           10,249
  Corporate                                              7,702            8,718
  Marketing                                              5,892            4,421
                                                      --------         --------
          Total operating expenses                      72,200           72,181
                                                      --------         --------

OPERATING INCOME                                        12,866           13,470

INTEREST EXPENSE - NET                                 (11,982)         (11,265)
                                                      --------         --------

INCOME BEFORE INCOME TAXES                                 884            2,205

INCOME TAX EXPENSE                                        (344)            (871)
                                                      --------         --------

NET INCOME                                            $    540         $  1,334
                                                      ========         ========

NET INCOME PER SHARE:
  Basic                                               $   0.02         $   0.05
                                                      ========         ========
  Diluted                                             $   0.02         $   0.05
                                                      ========         ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                 27,632           27,046
                                                      ========         ========
  Diluted                                               27,834           27,115
                                                      ========         ========

            See notes to condensed consolidated financial statements.

                                 RED ROOF INNS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THIRTEEN WEEKS ENDED APRIL 4, 1998 AND APRIL 3, 1999
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                                THIRTEEN WEEKS ENDED
                                                               ----------------------
                                                               APRIL 4,      APRIL 3,
                                                                 1998          1999
                                                               --------      --------
CASH FLOWS FROM OPERATIONS:
  Net income                                                   $    540      $  1,334
  Adjustments to reconcile net income to net cash provided
      by operations:
      Depreciation and amortization                               8,932         8,919
      Amortization of goodwill                                      567           566
      Loss from asset disposals and impairments                     480           344
      Deferred income taxes and other - net                         829         2,479
  Change in assets and liabilities:
      Receivables                                                (2,655)       (2,536)
      Supplies and other                                            314           553
      Accounts payable                                            1,531           905
      Accrued expenses                                            3,132         1,969
                                                               --------      --------
          Net cash provided by operations                        13,670        14,533
                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                      881           278
  Expenditures for property and equipment                       (21,495)      (10,606)
  Change in other assets                                           (241)       (1,640)
                                                               --------      --------
         Net cash used by investing activities                  (20,855)      (11,968)
                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank facility                                    61,455        49,260
  Principal reduction in mortgage notes and bank facility       (59,584)      (40,560)
  Issuance of common stock                                        1,178           530
  Purchase of treasury stock                                                   (7,085)
                                                               --------      --------
          Net cash provided by financing activities               3,049         2,145
                                                               --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (4,136)        4,710

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 13,154         2,729
                                                               --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  9,018      $  7,439
                                                               ========      ========

INTEREST PAID                                                  $  7,683      $  7,132
                                                               ========      ========
INTEREST CAPITALIZED                                           $    926      $    301
                                                               ========      ========
INCOME TAXES PAID                                              $    702      $    222
                                                               ========      ========
NON-CASH TRANSACTIONS:
  Capital expenditures included in accounts payable            $  3,806      $    844
                                                               ========      ========

            See notes to condensed consolidated financial statements.

-----------------------------------------
RED ROOF INNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED AND APRIL 4, 1998 AND APRIL 3, 1999 (UNAUDITED)

1.        GENERAL

          The condensed consolidated financial statements include the accounts of Red Roof Inns, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

          The Company is an owner/operator and franchisor of economy chain segment Inns. At April 4, 1998, the Company operated 258 Inns and had seven franchised Inns. At April 3, 1999, the Company operated 259 Inns and had 47 franchised Inns.

          Unaudited interim results for the thirteen weeks ended April 4, 1998 and April 3, 1999 contain all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of interim financial position and results of operations for such periods. The results are not necessarily indicative of the results for any other interim period or the full fiscal year.

          Certain amounts in the 1998 financial statements have been reclassed to conform with the 1999 presentation.

2.        LONG-TERM DEBT

          As of April 3, 1999, there was $49.2 million available for borrowing (not including outstanding letters of credit) under the Company's $250 million bank facility.

3.        STOCKHOLDERS' EQUITY

          In January 1999, the Company sold 35,103 shares of common stock out of treasury to employees at $13.33 per share under the Employee Stock Purchase Plan for the 1998 plan year.

          During the thirteen week period ended April 3, 1999, the Company granted options to certain officers and employees under the Company's stock option plans to purchase 814,850 shares at a weighted average price of $15.375 per share. The options vest at the rate of 25% per year.

          During the thirteen week period ended April3, 1999, options were exercised for 7,300 shares at prices ranging from $14.13 to $15.125 per share under the Company's Management Stock Option Plan. In connection with the termination of the employment of certain plan participants, 31,762 options awarded under the Plan lapsed.

          In September 1998, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its common shares, either in the open market or in privately negotiated transactions. During the thirteen weeks ended April 3, 1999, the Company purchased 447,500 shares of its common stock in the open market for an aggregate purchase price of $7.0 million, or $15.70 per share. A total of 796,900 shares of common stock have been purchased through April 3, 1999 under the 1,000,000 shares authorization.

4.       SUBSEQUENT EVENTS

          In April 1999, the Company sold a property located in Florida with a net book value of $2.6 million to a franchisee for $3.4 million. The Company used the net proceeds to repay borrowings on the bank facility. The sale of this property resulted in a gain of $.8 million and will not have a significant effect on the results of operations for the Company.

          In May 1999, the Board of Directors authorized the Company to expand its share repurchase program from 1,000,000 shares to 2,000,000 shares, either in the open market or in privately negotiated transactions.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

RESULTS OF OPERATIONS
---------------------

      The principal factors affecting Red Roof Inns' results are: occupancy and room rates, continued growth in the number of Inns, fee based income from franchising and partner programs, the Company's ability to manage expenses, changes in interest rates, the level of competition and seasonality. Demand, and thus occupancy, is affected by normally recurring seasonal patterns and, in most locations, is lower in the winter and early spring months than the balance of the year.

      Three Company owned Inns and eight franchised Inns opened during the first quarter of 1999, increasing the total number of Inns operating at April 3, 1999, to 306 (including 47 franchised Inns). At April 4, 1998, 265 Inns were in operation (including seven franchised Inns). Unless otherwise indicated, Inn data presented in this report is based on the 247 Inns (the "Comparable Inns") that the Company owned and operated at the beginning of and throughout the thirteen weeks ended April 3, 1999 following four successive quarters as open, operating, fully renovated or constructed properties. Management believes that the remaining 12 Company operated Inns acquired or constructed (the "Inns in Stabilization") have not been operated by the Company for a sufficient period to provide meaningful period-to-period comparisons. Included in the Inns in Stabilization are acquired Inns that underwent renovation causing rooms to be out of service. Therefore, the average daily room rates and occupancies for these Inns are not comparable to stabilized Red Roof Inns. Both acquired and newly constructed Inns historically begin with lower occupancy and average daily rates, which should improve over time as these Inns implement the Company's operating policies and procedures and become integrated into the Company's central reservation system.

          The following Comparable Inns data is a comparison of the thirteen weeks ended April 3, 1999 versus the comparable periodended April 4, 1998. During the first quarter, the average daily rate ("ADR") increased $1.21 or 2.8%, from $42.95 per occupied room in 1998 to $44.16 per occupied room in 1999. Occupancy declined from 71.9% in the first quarter of 1998 to 69.2% in 1999. Revenue per available room ("REVPAR"), decreased $.32, or 1.0%, from $30.88 in 1998 to $30.56 in 1999. The Company attributes the decrease in occupancy and RevPAR to the severe weather during January in the mid-west and northeast regions of the country where over 50% of the Company's Inns are located. In addition, during the first quarter of 1998, the Company experienced increased occupancy as a result of a special rate promotion to celebrate its 25th anniversary.

                 THIRTEEN WEEKS ENDED APRIL 3, 1999 COMPARED TO
                 ----------------------------------------------
                       THIRTEEN WEEKS ENDED APRIL 4, 1998
                       ----------------------------------

      The Company's revenues are principally derived from room rentals and fee-based income. The Company's financial strategy is to focus on increasing its fee-based income from franchising and partner programs. As part of this strategy, the Company has significantly scaled back the development of company-owned Inns. As a result, revenue growth from company-owned Inns has slowed, while growth related to franchised Inns and other fee-based programs is beginning to increase.

      Room revenues increased $.1 million, or .2%, from $84.6 million in 1998 to $84.7 million in 1999. Room revenues for the 247 Comparable Inns decreased $.7 million from 1998 to 1999 primarily as a result of the decrease in REVPAR. Room revenues for the Inns in Stabilization increased $.8 million, of which $2.1 million resulted from six Inns opened since April 4, 1998, which were offset by $1.3 million from five Inns sold in April of 1998 and included in the first quarter of 1998.

      Fee-based revenues increased $.4 million in 1999 over 1998 from programs to franchise the Company brand and from the formation of alliances with well-known consumer product and service companies to promote partners' products and services. The Company had 47 franchised Inns open at April 3, 1999 compared to seven at April 4, 1998.

      Direct room expenses include salaries, wages, utilities, repairs and maintenance, property taxes, local advertising, room supplies, security, general and administrative expenses. Direct room expenses decreased $.3 million, or .6%, from $49.1 million in 1998 to $48.8 million in 1999. The decrease is primarily due to improved operating efficiencies at the Inns and lower occupancy. As a percentage of room revenues, direct room expenses decreased from 58.0% in 1998 to 57.6% in 1999.

          Gross operating profit (room revenues less direct expenses) increased $.4 million, or 1.2%, from $35.5 million in 1998 to $35.9 million in 1999. As a percentage of room revenues, gross operating profit increased from 42.0% in 1998 to 42.4% in 1999.

          Depreciation and amortization increased $.7 million from $9.5 million in 1998 to $10.2 million in 1999. The increase primarily reflects depreciation of operating Inns acquired or developed during 1998 and 1999.

          Corporate expenses include the cost of general management, training and field supervision of Inn managers, franchising, development, reservations, information systems and administrative expenses. Corporate expenses increased $1.0 million, or 13.2%, from $7.7 million in 1998 to $8.7 million in 1999. The increase is primarily related to an increase in franchise expenses due to increased staffing for services and administrative support of the franchise effort, increased reservation expenses due to an increase in call volume and increased information systems expenses. As a percentage of revenue, corporate expenses increased from 9.1% in 1998 to 10.2% in 1999.

          Marketing expenses include the cost of media advertising and related production costs, billboard expenses and expenses associated with the Company's corporate sales group. Marketing expenses decreased $1.5 million, or 25.0%, from $5.9 million in 1998 to $4.4 million in 1999. The decrease is primarily related to a reduction in national media expenses related to a special rate promotion in the first quarter of 1998 to celebrate the Company's 25th anniversary and a reduction in billboard expenses. As a percentage of revenue, marketing expenses decreased from 6.9% in 1998 to 5.2% in 1999.

          Net interest expense decreased $.7 million from $12.0 million in 1998 to $11.3 million 1999 primarily due to lower average outstanding borrowings and lower interest rates.

      The effective income tax rates for 1998 and 1999 were 38.9% and 39.5%, respectively. The increase in the 1999 effective tax rate is due to minor increases in permanent differences.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

GENERAL

          Cash and cash equivalents increased $4.7 million from $2.7 million on January 2, 1999 to $7.4 million on April 3, 1999. Total debt outstanding increased $8.7 million from $527.9 million at January 2, 1999 to $536.6 million at April 3, 1999. The increase is due to $14.3 million in net borrowings on the bank facility which was reduced by $5.6 million of scheduled principal amortization of mortgage notes and obligations under capital leases.

          Management anticipates that its working capital needs will be financed by internally generated cash and the bank facility.

CAPITAL EXPENDITURES

      For the thirteen week periods ended April 4, 1998 and April 3, 1999, the Company spent $2.8 million and $5.9 million, respectively, in connection with normal recurring capital maintenance improvements to existing Inns, corporate facilities and equipment and expects to spend a total of approximately $20 million for such capital maintenance improvements for 1999. Additionally, the Company is completing construction of new Inns and renovation of acquired properties. In connection with the construction and renovation of these properties, the Company spent $4.7 million during the thirteen week period ended April 3, 1999, and expects to spend a total of approximately $9 million for 1999.

          The Company substantially completed in the third quarter of 1998 its Inn renewal program to refurbish the majority of its Inns. For the thirteen week period ended April 4, 1998, the Company spent $1.9 million for such capital improvements.

      The Company acquired one development site in 1998 for an aggregate cost, including pre-development costs, of $3.5 million. In addition, the Company has one development site under a long-term lease that can be terminated by the Company before June 1, 1999. The Company currently intends to use joint ventures for the development of these sites or sell the properties to franchisees prior to the opening of the properties.

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

HISTORICAL CASH FLOWS

          Cash provided by operations increased $.8 million from $13.7 million in 1998 to $14.5 million in 1999, primarily due to the $.8 million increase in net income.

          Net cash used by investing activities decreased $8.9 million from $20.9 million in 1998 to $12.0 million in 1999, primarily due to a reduction in spending associated with the Inn renewal program and the curtailment of company-owned Inn development. Expenditures for property and equipment in 1999 include $4.7 million related to construction on four development sites and renovation of one acquired property.

          Cash flows before financing activities was a negative $7.2 million in 1998 compared to a source of cash of $2.5 million in 1999. This $9.7 million increase is primarily due to a reduction in capital expenditures. Cash flows before financing activities represents cash provided by operations less net cash used by investing activities.

          Net cash provided by financing activities decreased $.9 million from $3.0 million in 1998 to $2.1 million in 1999. This decline is primarily the result of the reduced need for financing to fund company-owned Inn development and Inn renewal costs, partially offset by the purchase of treasury stock for $7.1 million.

EBITDA

          EBITDA is operating income plus the sum of interest income, other income, depreciation and amortization. EBITDA for the thirteen weeks ended April 3, 1999 increased $1.6 million, or 6.9%, from $22.4 million in 1998 to $24.0 million in 1999. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt and fund the Company's operations.

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

          The Company has substantially completed its assessment of all date-sensitive hardware and software and has identified four critical areas requiring remediation: property management systems at the Inns; reservations system; accounting systems; and telephone switching equipment. The Company has taken the following actions to address year 2000 issues for these critical areas:

    o Property management systems at the Inns - All modifications necessary to make the software year 2000 compliant have been completed. These modifications have been tested and were implemented by the end of the fourth quarter of 1998.

    o Reservations system - New software that is year 2000 compliant was developed by Company personnel and was implemented during January of 1999.

    o Accounting systems - The Company has purchased accounting systems software and hardware from outside vendors that are year 2000 compliant and is currently installing and testing these systems and related sub-systems. The Company expects implementation of the accounting systems to be completed during the second quarter of 1999.

    o Telephone switching equipment - The Company has identified all telephone switching equipment that is not year 2000 compliant. Equipment that will not function properly as a result of non-compliance will be replaced during 1999.

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

          The Company has initiated formal communications with its significant suppliers and critical partners to determine the extent to which the Company might be vulnerable if any of those parties fails to remediate its own year 2000 issues. The Company has taken steps to monitor the progress made by those parties and intends to test critical system interfaces before the fourth quarter of 1999. The Company will develop appropriate contingency plans (including the potential to convert to other vendors or service providers if reasonable alternatives are available) to be implemented if significant exposure is identified relative to the Company's dependency on a non-compliant third-party system. While the Company is not currently aware that any critical third-party system on which the Company relies is likely to be non-compliant at the beginning of the year 2000, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another vendor or service provider would not have a material adverse effect on the Company.

          The Company estimates that the aggregate costs (exclusive of internal salaries and wages) for remediation of year 2000 issues will be approximately $7 million, including $5.2 million of costs already incurred. The total estimated aggregate costs include $5.5 million of capitalized costs associated with the replacement of the Company's accounting system and phone switches at certain of its locations. In addition, the Company estimates it will incur charges to earnings of $1.6 million, the majority of which were incurred in 1998. The anticipated impact and costs of the year 2000 remediation project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

FORWARD LOOKING STATEMENTS

          This Form 10-Q includes forward-looking statements, including, without limitation, statements relating to; expected performance of stabilized Inns; future fee-based revenues; the financing of the Company's working capital needs; expected capital expenditures in connection with improvements to existing properties; the use of joint venture or pre-sale structures to develop construction sites purchased or under contract to lease; the cost of improvements and renovations to newly acquired properties; and timing and cost of year 2000 remediation. These and other statements containing words or phrases such as "believes", "anticipates", "estimates", "expects", "intends", and "the Company will" should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

          The Company wishes to caution readers that these forward-looking statements involve known and unknown risks and uncertainties, and are subject to change based on various important risk factors that could cause actual Company plans, goals, objectives, policies, operations, results and performance to differ materially from those expressed or implied by the forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance: company expansion risks, lodging industry risks, financial market risks, cyclicality, seasonality, competition, year 2000 issues, regulatory issues, environmental matters, franchising risks and control by existing stockholders. For a more detailed discussion of these factors, please refer to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition Forward Looking Statements; Certain Factors Affecting Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

                           PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION
--------------------------

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:
               Ex - 27  Financial Data Schedule

        (b) Reports on Form 8-K.

               No reports on Form 8-K were filed during the thirteen weeks ended April 3, 1999.

                                    SIGNATURE

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      RED ROOF INNS, INC.
                                      -------------------
                                         (Registrant)


Date:  May 13, 1999                     /s/ David L. Rea
                                      -----------------------------------------
                                        David L. Rea
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer


Date:  May 13, 1999                     /s/ Robert M. Harshbarger
                                      -----------------------------------------
                                        Robert M. Harshbarger
                                        Senior Vice President, Controller
                                        and Chief Accounting Officer