Form 10-Q
period 1999-07-03
RED ROOF INNS INC
filed 1999-08-11
CIK 920941

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

                        For the period ended July 3, 1999

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


                              --------------------


          Number of shares of Common Stock outstanding at July 3, 1999

                                   26,954,512


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

 YES __X__            NO ______

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

                               RED ROOF INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        January 2, 1999 and July 3, 1999
                                 (in thousands)
                                   (Unaudited)


                                                        JANUARY 2,       JULY 3,
                                                          1999            1999
                                                        --------        --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $  2,729        $  4,456
  Receivables                                             11,619          14,666
  Supplies and other                                      20,581          19,039
                                                        --------        --------
          Total current assets                            34,929          38,161

PROPERTY AND EQUIPMENT:
  Land                                                   153,596         151,417
  Buildings and improvements                             654,564         679,412
  Furniture, fixtures and equipment                      135,861         145,366
  Construction in progress                                19,541
                                                        --------        --------
          Total property and equipment                   963,562         976,195
  Less accumulated depreciation and amortization         117,473         134,559
                                                        --------        --------
          Property and equipment - net                   846,089         841,636

OTHER ASSETS:
  Goodwill, net of accumulated amortization               67,915          66,782
  Deferred loan fees and other - net                      20,438          21,387
                                                        --------        --------
          Total other assets                              88,353          88,169
                                                        --------        --------

TOTAL                                                   $969,371        $967,966
                                                        ========        ========




           See notes to condensed consolidated financial statements.

                               RED ROOF INNS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        JANUARY 2, 1999 AND JULY 3, 1999
                        (IN THOUSANDS, EXCEPT PAR VALUES)
                                   (UNAUDITED)

                                                                              JANUARY 2,        JULY 3,
                                                                                1999             1999
                                                                              ---------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $ 12,943        $ 13,391
  Accrued expenses                                                               28,131          33,496
  Current maturities of long-term debt                                           15,048          13,780
                                                                               --------        --------
          Total current liabilities                                              56,122          60,667

LONG-TERM DEBT (LESS CURRENT MATURITIES):
  Mortgage notes and obligations under capital leases                           153,960         145,977
  Bank facility                                                                 186,545         177,000
  Senior unsecured notes                                                        172,385         172,385
                                                                               --------        --------
          Total long-term debt                                                  512,890         495,362

OTHER LONG-TERM LIABILITIES                                                      31,183          32,661

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued
  Common stock, $.01 par value; 100,000 shares authorized,
    shares issued:  1998 and 1999 - 28,592                                          286             286
  Additional paid-in capital                                                    269,264         269,145
  Less treasury stock, at cost: 1998 - 1,251 shares, 1999 - 1,637 shares        (18,568)        (24,673)
  Retained earnings                                                             118,194         134,518
                                                                               --------        --------
          Total stockholders' equity                                            369,176         379,276
                                                                               --------        --------

TOTAL                                                                          $969,371        $967,966
                                                                               ========        ========

            See notes to condensed consolidated financial statements.

                               RED ROOF INNS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JULY 4, 1998 AND JULY 3, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                              THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                          --------------------------       ------------------------
                                           JULY 4,          JULY 3,        JULY 4,          JULY 3,
                                            1998             1999            1998            1999
                                           --------        --------        --------        --------

REVENUES:
  Room                                     $100,187        $104,803        $184,751        $189,520
  Fee-based                                   1,108           1,927           1,610           2,861
                                           --------        --------        --------        --------
        Total revenues                      101,295         106,730         186,361         192,381

OPERATING EXPENSES:
  Direct room                                45,272          48,378          94,342          97,171
  Depreciation and amortization               9,245           9,568          18,781          19,817
  Corporate                                   8,050           8,224          15,752          16,942
  Marketing                                   4,104           4,507           9,996           8,928
                                           --------        --------        --------        --------
        Total operating expenses             66,671          70,677         138,871         142,858
                                           --------        --------        --------        --------
OPERATING INCOME                             34,624          36,053          47,490          49,523

INTEREST EXPENSE - NET                      (11,497)        (11,268)        (23,479)        (22,533)
                                           --------        --------        --------        --------

INCOME  BEFORE INCOME TAXES                  23,127          24,785          24,011          26,990

INCOME TAX EXPENSE                           (8,996)         (9,795)         (9,340)        (10,666)
                                           --------        --------        --------        --------

NET INCOME                                 $ 14,131        $ 14,990        $ 14,671        $ 16,324
                                           ========        ========        ========        ========

EARNINGS PER SHARE:
  Basic                                    $   0.51        $   0.56        $   0.53        $   0.60
                                           ========        ========        ========        ========
  Diluted                                  $   0.51        $   0.55        $   0.53        $   0.60
                                           ========        ========        ========        ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                      27,662          26,944          27,647          26,995
                                           ========        ========        ========        ========
  Diluted                                    27,837          27,128          27,836          27,094
                                           ========        ========        ========        ========

                 See notes to consolidated financial statements.

                               RED ROOF INNS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
            THE TWENTY-SIX WEEKS ENDED JULY 4, 1998 AND JULY 3, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    TWENTY-SIX WEEKS ENDED
                                                                 ----------------------------
                                                                   JULY 4,        JULY 3,
                                                                    1998            1999
                                                                 ---------        ---------
CASH FLOWS FROM OPERATIONS:
  Net income                                                     $  14,671        $  16,324
  Adjustments to reconcile net income to net cash provided
      by operations:
      Depreciation and amortization                                 16,991           18,202
      Amortization of goodwill                                       1,133            1,133
      (Gain) loss from asset disposals and impairments                 645             (220)
      Deferred income taxes and other - net                          3,508            4,281
  Change in assets and liabilities:
      Receivables                                                   (3,889)          (3,047)
      Supplies and other                                               (39)              24
      Accounts payable                                                (109)           2,969
      Accrued expenses                                               6,108            5,559
                                                                 ---------        ---------
          Net cash provided by operations                           39,019           45,225
                                                                 ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                      24,005            3,709
  Expenditures for property and equipment                          (41,233)         (20,481)
  Change in other assets                                            (1,197)          (1,861)
                                                                 ---------        ---------
         Net cash used by investing activities                     (18,425)         (18,633)
                                                                 ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank facility                                       96,456           75,500
  Principal reduction in mortgage notes and bank facility         (121,497)         (94,076)
  Issuance of common stock                                           1,178              734
  Purchase of treasury stock                                                         (7,023)
                                                                 ---------        ---------
          Net cash used by financing activities                    (23,863)         (24,865)
                                                                 ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (3,269)           1,727

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    13,154            2,729
                                                                 ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   9,885        $   4,456
                                                                 =========        =========

INTEREST PAID                                                    $  23,724        $  22,816
                                                                 =========        =========
INTEREST CAPITALIZED                                             $   1,578        $     385
                                                                 =========        =========
INCOME TAXES PAID                                                $   2,624        $   1,344
                                                                 =========        =========
NON-CASH TRANSACTIONS:
  Capital expenditures included in accounts payable              $   3,770        $     974
                                                                 =========        =========
  Prepaid insurance financed by note payable                     $   6,569
                                                                 =========
  Sale of assets financed by notes receivable                    $   1,439        $     537
                                                                 =========        =========


            See notes to condensed consolidated financial statements.

RED ROOF INNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED AND JULY 4, 1998 AND JULY 3, 1999 (UNAUDITED)

1.       GENERAL

         The condensed consolidated financial statements include the accounts of Red Roof Inns, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

         The Company is an owner/operator and franchisor of economy chain segment Inns. At July 4, 1998, the Company operated 253 Inns and had 17 franchised Inns. At July 3, 1999, the Company operated 258 Inns and had 63 franchised Inns.

         Unaudited interim results for the thirteen weeks and twenty-six weeks ended July 4, 1998 and July 3, 1999 contain all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of interim financial position and results of operations for such periods. The results are not necessarily indicative of the results for any other interim period or the full fiscal year.

         Certain amounts in the 1998 financial statements have been reclassed to conform with the 1999 presentation.

2.       PROPERTY AND EQUIPMENT

         In April 1999, the Company sold to a franchisee, for a purchase price of $3.4 million, a 102 room property located in Florida with a net book value of $2.6 million. The Company used the net proceeds to repay borrowings on the Company's bank facility. The sale of this property resulted in a gain of $.8 million and will not have a significant effect on the results of operations for the Company during 1999.

         In April 1998, the Company sold four of its California properties with a net book value of $13.1 million to a franchisee for approximately $13 million. The Company used the net proceeds to repay certain mortgage indebtedness and borrowings on the bank facility. A fifth property in California was leased to the franchisee with an option to purchase. The five inns contained a total of 577 rooms. In May 1998, the Company sold, at cost, an inn under construction in Atlanta, Georgia to a franchisee for approximately $11 million. The Company used the proceeds to repay borrowings on the bank facility. The sale of these properties did not have a significant effect on the results of operations for the Company during 1998.

3.       LONG-TERM DEBT

         As of July 3, 1999, there was $73 million available for borrowing (not including outstanding letters of credit) under the Company's $250 million bank facility.

4.       STOCKHOLDERS' EQUITY

         In January 1999, the Company sold 35,103 shares of common stock out of treasury to employees at $13.33 per share under the Employee Stock Purchase Plan for the 1998 plan year.

         During the twenty-six week period ended July 3, 1999, the Company granted options to certain officers and employees under the Company's stock option plans to purchase 821,050 shares at a weighted average price of $15.375 per share. The options vest at the rate of 25% per year.

         During the twenty-six week period ended July 3, 1999, options were exercised for 54,800 shares at prices ranging from $5.43 to $16.00 per share under the Company's Management Stock Option Plan. In connection with the termination of the employment of certain plan participants, 41,224 options awarded under the Plan lapsed.

         In September 1998, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its common shares, either in the open market or in privately negotiated transactions. In May 1999, the Board of Directors authorized the Company to expand its share repurchase program from 1,000,000 shares to 2,000,000 shares. During the twenty-six weeks ended July 3, 1999, the Company purchased 447,500 shares of its common stock in the open market for an aggregate purchase price of $7.0 million, or $15.70 per share. A total of 796,900 shares of common stock have been purchased through July 3, 1999 under the 2,000,000 shares authorization.

5.       SUBSEQUENT EVENT

         On July 10, 1999, Red Roof Inns, Inc. (the "Company") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Accor S.A. ("Accor") and RRI Acquisition Corp., an indirect, wholly owned subsidiary of Accor (the "Purchaser"), pursuant to which, among other things, the Purchaser agreed to commence a cash tender offer (the "Offer") pursuant to Section 14(d) of the Securities Exchange Act of 1934, as amended, for all of the issued and outstanding shares of common stock, par value $.01, of the Company (the "Shares") for $22.75 per Share, net to the seller in cash (subject to applicable withholding of taxes). Additionally, under the terms of the Merger Agreement, as promptly as practical after consummation of the Offer, the Purchaser will be merged with and into the Company, with the Company continuing as the surviving corporation and an indirect, wholly owned subsidiary of Accor.

         In connection with the Merger Agreement, on July 10, 1999, The Morgan Stanley Real Estate Fund, L.P., Morgan Stanley Real Estate Investment Management, Inc., Morgan Stanley Real Estate Co-Investment Partnership II, L.P. (collectively, the "MS Entities"), Accor and the Purchaser entered into a Tender and Voting Agreement (the "Tender and Voting Agreement") pursuant to which, among other things, each of the MS Entities agreed to (i) tender all Shares owned by it in the Offer, (ii) vote its Shares in favor of the approval of the Merger and the approval and adoption of the Merger Agreement and (iii) grant to Accor an option to acquire the Shares owned by it at a price of $22.75 per Share. On July 22, 1999, pursuant to the Tender and Voting Agreement, the MS Entities tendered into the Offer their approximately 18.4 million Shares, representing approximately 68.3% of the outstanding Shares.

         The transaction is expected to be completed on or about August 13, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT EVENT

         On July 10, 1999, Red Roof Inns, Inc. (the "Company") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Accor S.A. ("Accor") and RRI Acquisition Corp., an indirect, wholly owned subsidiary of Accor (the "Purchaser"), pursuant to which, among other things, the Purchaser agreed to commence a cash tender offer (the "Offer") pursuant to Section 14(d) of the Securities Exchange Act of 1934, as amended, for all of the issued and outstanding shares of common stock, par value $.01, of the Company (the "Shares") for $22.75 per Share, net to the seller in cash (subject to applicable withholding of taxes). Additionally, under the terms of the Merger Agreement, as promptly as practical after consummation of the Offer, the Purchaser will be merged with and into the Company, with the Company continuing as the surviving corporation and an indirect, wholly owned subsidiary of Accor.

         In connection with the Merger Agreement, on July 10, 1999, The Morgan Stanley Real Estate Fund, L.P., Morgan Stanley Real Estate Investment Management, Inc., Morgan Stanley Real Estate Co-Investment Partnership II, L.P. (collectively, the "MS Entities"), Accor and the Purchaser entered into a Tender and Voting Agreement (the "Tender and Voting Agreement") pursuant to which, among other things, each of the MS Entities agreed to (i) tender all Shares owned by it in the Offer, (ii) vote its Shares in favor of the approval of the Merger and the approval and adoption of the Merger Agreement and (iii) grant to Accor an option to acquire the Shares owned by it at a price of $22.75 per Share. On July 22, 1999, pursuant to the Tender and Voting Agreement, the MS Entities tendered into the Offer their approximately 18.4 million Shares, representing approximately 68.3% of the outstanding Shares.

         The transaction is expected to be completed on or about August 13, 1999.

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

         The Company sold one operating Inn to a franchisee during the second quarter of 1999. In addition, the Company sold four operating Inns and leased an operating Inn to a franchisee during the second quarter of 1998. The sales of these properties have not had and will not have a significant effect on the net income of the Company.

         Fifteen franchised Inns opened during the second quarter of 1999, increasing the total number of inns operating at July 3, 1999, to 321 (including 63 franchised Inns). At July 4, 1998, 270 Inns were in operation, (including 17 franchised Inns). Unless otherwise indicated, Inn data presented in this report are based on the 246 Inns (the "Comparable Inns") that the Company owned and operated at the beginning of and throughout the twenty-six weeks ended July 3, 1999 following four successive quarters as open, operating, fully renovated or constructed properties. Management believes that the remaining 12 Company operated inns acquired or constructed (the "Inns in Stabilization") have not been operated by the Company for a sufficient period to provide meaningful period-to-period comparisons. Included in the Inns in Stabilization are acquired Inns that underwent renovation causing rooms to be out of service. Therefore, the average daily room rates and occupancy for these Inns are not comparable to stabilized Red Roof Inns. Both acquired and newly constructed Inns historically begin with lower occupancy and average daily rates which should improve over time as these Inns implement the Company's operating policies and procedures and become integrated into the Company's central reservation system.

         The following Comparable Inns data is a comparison of the thirteen weeks and twenty-six weeks ended July 3, 1999 versus the comparable periods ended July 4, 1998. During the second quarter, the average daily rate ("ADR"), increased $.14 or .3%, from $48.48 per occupied room in 1998 to $48.62 per occupied room in 1999. Occupancy increased 1.6 percentage points from 76.6% in the second quarter of 1998 to 78.2% for the comparable period in 1999. Revenue per available room ("RevPAR"), increased $.88, or 2.4%, from $37.14 in 1998 to $38.02 in 1999. For the twenty-six weeks ended July 3, 1999, ADR increased $.73 or 1.6% from $45.80 per occupied room in 1998 to $46.53 per occupied room in 1999. Occupancy for the twenty-six weeks decreased .6 percentage points from 74.2% in 1998 to 73.6% in 1999. RevPAR for the twenty-six weeks increased $.27 or .8% from $33.98 in 1998 to $34.25 in 1999. The Company attributes the increase in RevPAR for the second quarter and the twenty-six weeks ended July 3, 1999 to various discount programs initiated during the second quarter to increase occupancy.

 THIRTEEN WEEKS ENDED JULY 3, 1999 COMPARED TO THIRTEEN WEEKS ENDED JULY 4, 1998

         The Company's revenues are principally derived from room rentals and fee-based income. The Company's financial strategy is to focus on increasing its fee-based income from franchising and partner programs. As part of this strategy, the Company has significantly scaled back the development of company-owned Inns. As a result, revenue growth from company-owned Inns is slowing, while growth related to franchised Inns and other fee-based programs is increasing.

         Room revenues increased $4.6 million, or 4.6%, from $100.2 million in 1998 to $104.8 million in 1999. Room revenues for the 246 Comparable Inns increased $2.4 million from 1998 to 1999 primarily as a result of the increase in RevPAR. Room revenues for the Inns in Stabilization increased $2.9 million. Revenues in 1999 were reduced by $.7 million compared to 1998 as a result of the sale of four properties and the lease of one property located in California to a franchisee early in the second quarter of 1998 and the sale of a property located in Florida early in the second quarter of 1999.

         Fee-based revenues increased $.8 million in 1999 over 1998 from programs to franchise the Company brand and from the formation of partnership alliances with well-known consumer product and service companies to promote partners' products and services. The Company had 63 franchised Inns open at July 3, 1999 compared to 17 at July 4, 1998.

         Direct room expenses include salaries, wages, utilities, repairs and maintenance, property taxes, local advertising, room supplies, security, general and administrative expenses. Direct room expenses increased $3.1 million, or 6.9%, from $45.3 million in 1998 to $48.4 million in 1999. The increase is primarily due to the operation of additional properties, increased occupancy, increased labor costs and increased room supplies expenses. As a percentage of room revenues, direct room expenses increased from 45.2% in 1998 to 46.2% in 1999.

         Gross operating profit (room revenues less direct expenses) increased $1.5 million, or 2.7% , from $54.9 million in 1998 to $56.4 million in 1999. As a percentage of room revenues, gross operating profit decreased from 54.8% in 1998 to 53.8% in 1999.

         Depreciation and amortization increased $.4 million from $9.2 million in 1998 to $9.6 million in 1999. The increase primarily reflects depreciation of operating Inns acquired or developed during 1998 and 1999, which was offset by a $.8 million gain from the sale of a property located in Florida to a franchisee in April 1999.

         Corporate expenses include the cost of general management, training and field supervision of Inn managers, franchising, development, reservations, information systems and administrative expenses. Corporate expenses increased $.1 million, or 2.2%, from $8.1 million in 1998 to $8.2 million in 1999. The increase is primarily related to an increase in franchise expenses due to increased staffing for services and administrative support of the franchise effort, increased reservation expenses related to the operation of a second reservation center and increased information systems expenses. As a percentage of revenue, corporate expenses decreased from 7.9% in 1998 to 7.7% in 1999.

         Marketing expenses include the cost of media advertising and related production costs, billboard expenses, expenses associated with the Company's corporate sales group and target based marketing programs. Marketing expenses increased $.4 million, or 9.8%, from $4.1 million in 1998 to $4.5 million in 1999. The increase is primarily related to increased national media expenses and expenses associated with target based marketing programs, offset by a reduction in billboard expenses. As a percentage of revenue, marketing expenses increased from 4.1% in 1998 to 4.2% in 1999.

         Net interest expense decreased $.2 million from $11.5 million in 1998 to $11.3 million 1999 primarily due to lower average outstanding borrowings and lower interest rates.

         The effective income tax rates for 1998 and 1999 were 38.9% and 39.5%, respectively. The increase in the 1999 effective tax rate is due to minor increases in permanent differences.

        TWENTY-SIX WEEKS ENDED JULY 3, 1999 COMPARED TO TWENTY-SIX WEEKS
                               ENDED JULY 4, 1998

         Room revenues increased $4.7 million or 2.6% from $184.8 million in 1998 to $189.5 million in 1999. Room revenues for the 246 Comparable Inns increased $1.6 million, or .9%, from $178.9 million in 1998 to $180.5 million in 1999. Room revenues increased $5.1 million for the Inns in Stabilization. Revenues in 1999 were reduced by $2.0 million compared to 1998 as a result of the sale of four properties and the lease of one property located in California to a franchisee early in the second quarter of 1998 and the sale of a property located in Florida early in the second quarter of 1999.

         Fee-based revenues increased $1.3 million in 1999 over 1998 from programs to franchise the Company brand and from the formation of partnership alliances with well-known consumer product and service companies to promote partners' products and services.

         Direct room expenses increased $2.8 million, or 3.0% from $94.4 million in 1998 to $97.2 million in 1999. The expenses increased primarily because of the addition of new Inns, increased occupancy, generally higher salary and wage expenses and increases in local advertising, room supplies expenses and in planned repairs and maintenance expenditures in advance of the Company's peak operating season. As a percentage of room revenues, direct room expense increased from 51.1% in 1998 to 51.3% in 1999.

         Gross operating profit (room revenues less direct expenses) increased $1.9 million, or 2.1%, from $90.4 million in 1998 to $92.3 million in 1999 primarily as a result of operating additional Inns and increased REVPAR. As a percentage of revenues, gross operating profit was 48.9% in 1998 and 48.7% in 1999.

         Depreciation and amortization increased $1.0 million, from $18.8 million in 1998 to $19.8 million in 1999. The increase generally reflects depreciation of new inns acquired since the second half of 1998, which was offset by a $.8 million gain from the sale of a property located in Florida to a franchisee in April 1999.

         Corporate expenses increased $1.1 million, or 7.6%, from $15.8 million in 1998 to $16.9 million in 1999, primarily due to increased franchise expenses related to the franchise program. As a percentage of revenue, corporate expenses were 8.5% in 1998 and 8.8% in 1999.

         Marketing expenses decreased $1.1 million, or 10.7%, from $10.0 million in 1998 to $8.9 million in 1999. The decrease is primarily related to a reduction in national media expenses related to a special rate promotion in the first quarter of 1998 and a reduction in billboard expenses which was offset, in part, by expenses associated with target based marketing programs. As a percentage of revenue, marketing expenses decreased from 5.4% in 1998 to 4.6% in 1999.

         Net interest expense decreased $1.0 million, from $23.5 million in 1998 to $22.5 million in 1999 primarily due to lower average outstanding borrowings and lower interest rates.

         The effective income tax rates for 1998 and 1999 were 38.9% and 39.5%, respectively. The increase in the 1999 effective tax rate is due to minor increases in permanent differences.

CAPITAL RESOURCES AND LIQUIDITY

GENERAL

         Cash and cash equivalents increased $1.8 million from $2.7 million on January 2, 1999 to $4.5 million on July 3, 1999. Total debt outstanding decreased $18.8 million from $527.9 million at January 2, 1999 to $509.1 million at July 3, 1999. The decrease is due to $9.5 million in net repayments on the bank facility and a reduction of $9.3 million in mortgage notes and obligations under capital leases through scheduled principal amortization and loan maturities.

         Management anticipates that its working capital needs will be financed by internally generated cash and the bank facility.

CAPITAL EXPENDITURES

         For the twenty-six week periods ended July 4, 1998 and July 3, 1999, the Company spent $11.2 million and $14.1 million, respectively, in connection with normal recurring capital maintenance improvements to existing Inns, corporate facilities and equipment and expects to spend a total of approximately $20 million for such capital maintenance improvements for 1999. Additionally, the Company has completed construction of four new Inns and renovation of one acquired property. In connection with the construction and renovation of these properties, the Company spent $6.4 million during the twenty-six week period ended July 3, 1999.

         In the third quarter of 1998, the Company substantially completed its Inn renewal program to refurbish the majority of its Inns. For the twenty-six week period ended July 4, 1998, the Company spent $5.6 million for such capital improvements.

         The Company acquired one development site in 1998 for an aggregate cost, including pre-development costs, of $3.5 million. The Company currently intends to use a joint venture for the development of this site or sell the property to a franchisee prior to the opening of the property.

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

HISTORICAL CASH FLOWS

         Cash provided by operations increased $6.2 million from $39.0 million in 1998 to $45.2 million in 1999, primarily due to increases in net income of $1.7 million, non-cash charges of $1.1 million and changes in working capital of $3.4 million.

         Net cash used by investing activities increased $.2 million from $18.4 million in 1998 to $18.6 million in 1999, primarily due to a reduction in spending associated with the Inn renewal program and the curtailment of company-owned Inn development. Expenditures for property and equipment in 1999 include $6.4 million related to construction on four development sites and renovation of one acquired property.

         Cash flows before financing activities were $20.6 million in 1998 compared to $26.6 million in 1999. This $6.0 million increase is primarily due to an increase in cash provided by operations. Cash flows before financing activities represents cash provided by operations less net cash used by investing activities.

         Net cash used by financing activities increased $1.0 million from $23.9 million in 1998 to $24.9 million in 1999. This increase is primarily due to the purchase of treasury stock for $7.0 million which was substantially funded by proceeds from the bank facility.

EBITDA

         EBITDA is operating income plus the sum of interest income, other income, depreciation and amortization. EBITDA for the twenty-six weeks ended July 3, 1999 increased $3.4 million, or 5.1%, from $66.5 million in 1998 to $69.9 million in 1999. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt and fund the Company's operations.

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

o Accounting systems - The Company has purchased accounting systems software and hardware from outside vendors that are year 2000 compliant and has installed and tested these systems and related sub-systems. Implementation of the accounting systems was completed during the second quarter of 1999.

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

         The Company estimates that the aggregate costs (exclusive of internal salaries and wages) for remediation of year 2000 issues will be approximately $7 million, including $6.1 million of costs already incurred. The total estimated aggregate costs include $5.5 million of capitalized costs associated with the replacement of the Company's accounting system and phone switches at certain of its locations. In addition, the Company estimates it will incur charges to earnings of $1.6 million, the majority of which were incurred in 1998. The anticipated impact and costs of the year 2000 remediation project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

FORWARD LOOKING STATEMENTS

         This Form 10-Q includes forward-looking statements, including, without limitation, statements relating to; expected performance of stabilized Inns; future fee-based revenues; the financing of the Company's working capital needs; expected capital expenditures in connection with improvements to existing properties; the use of joint venture or pre-sale structures to develop construction sites purchased; the cost of improvements and renovations to newly acquired properties; and timing and cost of year 2000 remediation. These and other statements containing words or phrases such as "believes", "anticipates", "estimates", "expects", "intends", and "the Company will" should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:
               Ex - 27  Financial Data Schedule

         (b) Reports on Form 8-K.

               No reports on Form 8-K were filed during the thirteen weeks ended July 3, 1999.

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



                                      RED ROOF INNS, INC.
                                      -------------------
                                         (Registrant)


Date: August 11, 1999                 /s/ David L. Rea
                                      ---------------------------------
                                      David L. Rea
                                      Executive Vice President,
                                      Chief Financial Officer and Treasurer


Date: August 11, 1999                 /s/ Robert M. Harshbarger
                                      ---------------------------------
                                      Robert M. Harshbarger
                                      Senior Vice President, Controller
                                      and Chief Accounting Officer