Form 10-Q
period 1999-09-30
RED ROOF INNS INC
filed 1999-11-15
CIK 920941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

 (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1999

                                       or

     [ ] TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _________________

              Commission File Number: 33-76848

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

                              --------------------

       Number of shares of Common Stock outstanding at September 30, 1999

                                      1,000

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

         On July 10, 1999, Red Roof Inns, Inc. (the "Company") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with ACCOR S.A. ("ACCOR"), a French based travel, tourism and service company, and RRI Acquisition Corp., an indirect, wholly owned subsidiary of ACCOR (the "Purchaser"), pursuant to which, among other things, the Purchaser commenced a cash tender offer (the "Offer") for all of the issued and outstanding shares of common stock, par value $.01, of the Company for $22.75 per Share. Under the terms of the Merger Agreement, the Purchaser was merged with and into the Company on August 13, 1999, with the Company continuing as the surviving corporation and became an indirect, wholly owned subsidiary of ACCOR.

         The Company was recapitalized with 1000 shares of common stock, par value $.01, all of which is owned by an affiliate of ACCOR.

         In connection with the Merger Agreement, on July 10, 1999, ACCOR assumed the Company's operations and took effective control of the day to day operations. For convenience, the date of acquisition for accounting purposes is considered to be July 4, 1999. Predecessor and Successor are defined based upon operations before or after July 4, 1999, respectively.

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

                                          RED ROOF INNS, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                January 2, 1999 and September 30, 1999
                                            (in thousands)

                                                                                              (Unaudited)
                                                                         Predecessor           Sucessor
                                                                         January 2,         September 30,
                                                                            1999                 1999
                                                                         -----------        -------------
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                              $   2,729          $         -
  Receivables                                                               11,619               16,138
  Supplies and other                                                        20,581               12,514
                                                                         ---------          -----------
          Total current assets                                              34,929               28,652

PROPERTY AND EQUIPMENT:
  Land                                                                     153,596              167,507
  Buildings and improvements                                               654,564              685,785
  Furniture, fixtures and equipment                                        135,861               81,579
  Construction in progress                                                  19,541                    -
                                                                         ---------          -----------
          Total property and equipment                                     963,562              934,871
  Less accumulated depreciation and amortization                           117,473                7,038
                                                                         ---------          -----------
          Property and equipment - net                                     846,089              927,833

OTHER ASSETS:
  Goodwill, net of accumulated amortization                                 67,915              224,193
  Trademark, net of accumulated amortization                                     -              119,250
  Computer software and other assets - net                                  20,438               11,191
                                                                         ---------          -----------
          Total other assets                                                88,353              354,634
                                                                         ---------          -----------

TOTAL                                                                    $ 969,371          $ 1,311,119
                                                                         =========          ===========

           See notes to condensed consolidated financial statements.

                               RED ROOF INNS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                     January 2, 1999 and September 30, 1999
                                 (in thousands)

                                                                                            (Unaudited)
                                                                       Predecessor           Successor
                                                                        January 2,         September 30,
                                                                          1999                 1999
                                                                   ----------------     ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $ 12,943              $ 7,453
  Accrued expenses                                                          28,131               77,385
  Current maturities of long-term debt                                      15,048                3,993
                                                                         ---------          -----------
          Total current liabilities                                         56,122               88,831

LONG-TERM DEBT (LESS CURRENT MATURITIES):
  Mortgage notes and obligations under capital leases                      153,960                2,011
  Loans with affiliated companies                                                -              353,931
  Bank facility                                                            186,545                    -
  Senior unsecured notes                                                   172,385              165,285
                                                                         ---------          -----------
          Total long-term debt                                             512,890              521,227

OTHER LONG-TERM LIABILITIES                                                 31,183               64,052

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock                                                                -                    -
  Common stock                                                                 286                    -
  Additional paid-in capital                                               269,264              617,000
  Less treasury stock                                                      (18,568)                   -
  Retained earnings                                                        118,194               20,009
                                                                         ---------          -----------
          Total stockholders' equity                                       369,176              637,009
                                                                         ---------          -----------

TOTAL                                                                    $ 969,371          $ 1,311,119
                                                                         =========          ===========

           See notes to condensed consolidated financial statements.

                               RED ROOF INNS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)
                                   (Unaudited)

                                                           Predecessor
                                       ----------------------------------------------------       Successor
                                         Three Months       Nine Months         January 3,          July 4,
                                            Ended              Ended               to                 to
                                         October 3,         October 3,          July 3,         September 30,
                                             1998               1998              1999               1999
                                       ---------------    ---------------    --------------    ---------------
REVENUES:
  Room                                    $ 103,908          $ 288,659         $ 189,520          $ 107,458
  Fee-based                                     780              2,390             2,861              1,113
                                          ---------          ---------         ---------          ---------
        Total revenues                      104,688            291,049           192,381            108,571

OPERATING EXPENSES:
  Direct room                                48,988            149,223           101,864             48,377
  Depreciation and amortization               9,059             27,840            19,817              9,330
  Corporate                                   6,193             19,569            14,951              6,544
  Marketing                                   2,062              8,541             6,226              1,713
                                          ---------          ---------         ---------          ---------
        Total operating expenses             66,302            205,173           142,858             65,964
                                          ---------          ---------         ---------          ---------

OPERATING INCOME                             38,386             85,876            49,523             42,607

INTEREST EXPENSE - NET                      (11,150)           (34,629)          (22,533)            (8,747)
                                          ---------          ---------         ---------          ---------

INCOME  BEFORE INCOME TAXES                  27,236             51,247            26,990             33,860

INCOME TAX EXPENSE                          (10,595)           (19,935)          (10,666)           (13,851)
                                          ---------          ---------         ---------          ---------

NET INCOME                                $  16,641          $  31,312         $  16,324          $  20,009
                                          =========          =========         =========          =========


           See notes to condensed consolidated financial statements.

                               RED ROOF INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                        Predecessor
                                                                           -------------------------------------      Successor
                                                                              Nine Months         January 3,           July 4,
                                                                                 Ended                to                  to
                                                                               October 3,           July 3,         September 30,
                                                                                  1998               1999                1999
                                                                           -----------------  ------------------  -----------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                                     $ 31,312            $ 16,324           $ 20,009
  Adjustments to reconcile net income to net cash provided
      by operations:
      Depreciation and amortization                                                25,188              18,202              7,038
      Amortization of goodwill and trademark                                        1,699               1,133              2,160
      Imputed interest recorded in sale                                                 -                   -               (896)
      (Gain) loss from asset disposals and impairments                                951                (220)                 -
      Deferred income taxes and other - net                                         5,803               4,281              3,624
  Change in assets and liabilities:
      Receivables                                                                  (4,209)             (3,047)            (1,472)
      Supplies and other                                                           (1,221)                 24                483
      Accounts payable                                                                587               2,969             (7,087)
      Accrued expenses                                                             13,373               5,559              7,569
                                                                           -----------------  ------------------  -----------------
          Net cash provided by operations                                          73,483              45,225             31,428
                                                                           -----------------  ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                     24,128               3,709                  -
  Expenditures for property and equipment                                         (61,085)            (20,481)            (5,525)
  Change in other assets                                                           (3,742)             (1,861)               175
  Acquisition of predecessor company, net of cash acquired                             -                   -            (659,571)
                                                                           -----------------  ------------------  -----------------
         Net cash used by investing activities                                    (40,699)            (18,633)          (664,921)
                                                                           -----------------  ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank facility                                                     138,806              75,500             94,900
  Proceeds from affiliate loans                                                         -                   -            353,931
  Principal reduction in mortgage notes and bank facility                        (168,224)            (94,076)          (425,569)
  Retirement of senior unsecured debt                                                   -                   -            (11,225)
  Issuance of common stock                                                          1,178                 734            617,000
  Purchase of treasury stock                                                       (5,399)             (7,023)                 -
                                                                           -----------------  ------------------  -----------------
          Net cash used by financing activities                                   (33,639)            (24,865)           629,037
                                                                           -----------------  ------------------  -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (855)              1,727             (4,456)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   13,154               2,729              4,456
                                                                           -----------------  ------------------  -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 12,299            $  4,456          $      -
                                                                           =================  ==================  =================

INTEREST PAID                                                                    $ 31,157            $ 22,816          $  5,131
INTEREST CAPITALIZED                                                             $  2,093            $    385          $      -
INCOME TAXES PAID                                                                $ 10,495            $  1,344          $  3,620
NON-CASH TRANSACTIONS:
  Capital expenditures included in accounts payable                              $  2,164            $    974          $    299
  Prepaid insurance financed by note payable                                     $  6,569            $     -           $      -
  Sale of assets financed by notes receivable                                    $  1,439            $    537          $      -
  Liabilities assumed in merger:
      Current liabilities                                                                                              $  60,667
      Notes payable and other long-term obligations                                                                    $ 528,023


            See notes to condensed consolidated financial statements.

-----------------------------------------
RED ROOF INNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       GENERAL

         General - On July 10, 1999, Red Roof Inns, Inc. (the "Company") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with ACCOR S.A. ("ACCOR"), a French based travel, tourism and service company, and RRI Acquisition Corp., an indirect, wholly owned subsidiary of ACCOR (the "Purchaser"), pursuant to which, among other things, the Purchaser commenced a cash tender offer (the "Offer") for all of the issued and outstanding shares of common stock, par value $.01, of the Company for $22.75 per Share. Under the terms of the Merger Agreement, the Purchaser was merged with and into the Company on August 13, 1999, with the Company continuing as the surviving corporation and became an indirect, wholly owned subsidiary of ACCOR.

         The Company was recapitalized with 1000 shares of common stock, $.01 par value, all of which is owned by an affiliate of ACCOR.

         In connection with the Merger Agreement, on July 10, 1999, ACCOR assumed the Company's operations and took effective control of the day to day operations. For convenience, the date of acquisition for accounting purposes is considered to be July 4, 1999. Predecessor and Successor are defined based upon operations before or after July 4, 1999, respectively.

         Fiscal Year - The Company operated on a 52-53 week fiscal year which ended on the Saturday nearest to December 31 and concurrent with the merger has changed to a calendar year end. The accompanying condensed consolidated financial statements of the Company present the results of operations for the period from July 4, 1999 to September 30, 1999.

         The condensed consolidated financial statements include the accounts of Red Roof Inns, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

         The Company is an owner/operator and franchisor of economy chain segment Inns. At October 3, 1998, the Company operated 255 Inns and had 24 franchised Inns. At September 30, 1999, the Company operated 258 Inns and had 69 franchised Inns.

         Unaudited interim results of the Predecessor for the three months and nine months ended October 3, 1998 and interim balance sheet, operating statements and cash flows of the Predecessor for the period from January 3, 1999 to July 3, 1999 and the Successor as of September 30, 1999 and for the period from July 4, 1999 to September 30, 1999 contain all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of interim financial position and results of operations for such periods. The results are not necessarily indicative of the results for any other interim period or the full fiscal year.

         Supplies - Supplies inventory at September 30, 1999 is recorded at its estimated fair value at the date of acquisition. Replacements needed to maintain the original operating inventory are charged to expense in the period such replacement occurs.

         Property and Equipment - Property and equipment acquired through the acquisition and merger of the Company are stated at their estimated fair values. Depreciation and amortization of property and equipment is based on the straight-line method over estimated composite useful lives which range from 2 to 40 years.

         Trademark - The trademark was valued at estimated fair value based on comparable values of similar companies and is being amortized on a straight-line basis over 40 years.

         Goodwill - The excess of the purchase price over the fair values of net assets acquired (goodwill) is being amortized on a straight-line basis over 40 years.

         Reclassifications - Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

2.       ACQUISITION AND MERGER OF THE COMPANY

         The merger described in Note 1 has been accounted for using the purchase method of accounting whereby the purchase cost was allocated first to the identifiable assets and liabilities of the Company based upon their estimated fair values, and is subject to adjustment when additional information concerning asset and liability valuations are finalized, and the remainder allocated to goodwill. Goodwill of approximately $225 million is being amortized over 40 years. In connection with the acquisition, liabilities were as follows:

                                                                (in thousands)
        Fair value of assets acquired                           $ 1,319,238
        Cash paid for common stock of the Company                  (632,156)
        Expenses incurred in connection with the acquisition
                                                                    (66,871)
                                                                -----------

        Fair value of liabilities assumed                       $   620,211
                                                                ===========

         Included in current liabilities as of September 30, 1999 is $1,824,000 payable to an affiliate of ACCOR for expenses paid on behalf of the Company in connection with the acquisition.

         The Company has decided to move its corporate headquarters to Dallas, Texas and has recorded in accrued expenses its estimate of such costs consisting principally of employee severance. Management believes the Company's move to Dallas, Texas will be completed by year end 2000.

                               RED ROOF INNS, INC.
              UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)

         The following unaudited pro forma results of operations were prepared to illustrate the estimated effects of the merger and the related refinancings as if those transactions had occurred as of the beginning of the periods presented. The pro forma results of operations do not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at the beginning of the periods indicated or to project the Company's results of operations for any future date or period.

                                                         Pro Forma
                                                         ---------

 Nine Months Ended October 3, 1998
 ---------------------------------
 Revenues                                                $ 291,049
 Operating  income                                          83,588
 Net income                                                 33,536



 Nine Months Ended September 30, 1999
 ------------------------------------
 Revenues                                               $ 300,952
 Operating  income                                         91,149
 Net income                                                38,072

3.       LONG-TERM DEBT

         As of September 30, 1999 there was $354.6 million outstanding on notes payable of which $353.9 million is on borrowings with the Financial Consulting Company ("FCC"), a partnership created by ACCOR S.A., the ultimate parent company of Red Roof Inns, Inc. The loans with the FCC maturing at various dates ranging from October 12, 1999 to February 18, 2000 are automatically extended unless prior written notice is given by ACCOR. Loans with the FCC bear interest at rates ranging from 5.66% to 6.07% based upon short-term borrowing rates as negotiated by ACCOR plus a stated rate. Interest expense on loans with FCC for the quarter ended September 30, 1999 was $2,395,000 including $915,000 paid during the quarter.

         During the third quarter ended September 30, 1999, the Company purchased $10,983,000 of its Senior Unsecured notes for $11,225,000 plus accrued interest on the open market. The premium of $242,000 represents the fair market value adjustment of the notes purchased on the purchase dates and, accordingly, was charged to goodwill. The remaining $165,285,000 senior unsecured notes are reported at fair value based upon the call price of 102.406 on December 15, 1999. The Company intends to repurchase the remaining notes as of December 15, 1999.

         The Company retired all mortgage indebtedness and the $250 million bank facility with proceeds received from the loans with the FCC. All prepayment penalties of $16,900,000 associated with debt retirement were considered part of the cost of acquisition.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

         On July 10, 1999, Red Roof Inns, Inc. (the "Company") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with ACCOR S.A. ("ACCOR"), a French based travel, tourism and service company, and RRI Acquisition Corp., an indirect, wholly owned subsidiary of ACCOR (the "Purchaser"), pursuant to which, among other things, the Purchaser commenced a cash tender offer (the "Offer") for all of the issued and outstanding shares of common stock, par value $.01, of the Company for $22.75 per Share. Under the terms of the Merger Agreement, the Purchaser was merged with and into the Company on August 13, 1999, with the Company continuing as the surviving corporation and became an indirect, wholly owned subsidiary of ACCOR.

         The Company was recapitalized with 1000 shares of common stock, $0.1 par value, all of which is owned by an affiliate of ACCOR.

         In connection with the Merger Agreement, on July 10, 1999, ACCOR assumed the Company's operations and took effective control of the day to day operations. For convenience, the date of acquisition for accounting purposes is considered to be July 4, 1999. Predecessor and Successor are defined based upon operations before or after July 4, 1999, respectively.

         Unless otherwise indicated, all Inn data and financial information of the Predecessor and Successor Company's are combined for 1999 and are presented in this management's discussion and analysis.

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

         Seven franchised Inns opened during the third quarter of 1999 and the Company terminated the franchise agreement of one franchised Inn, increasing the total number of inns operating at September 30, 1999, to 327 (including 69 franchised Inns). At October 3, 1998, 279 Inns were in operation, (including 24 franchised Inns). Unless otherwise indicated, Inn data presented in this report are based on the 246 Inns (the "Comparable Inns") that the Company owned and operated at the beginning of and throughout the nine months ended September 30, 1999 following four successive quarters as open, operating, fully renovated or constructed properties. Management believes that the remaining 12 Company operated inns acquired or constructed (the "Inns in Stabilization") have not been operated by the Company for a sufficient period to provide meaningful period-to-period comparisons. Included in the Inns in Stabilization are acquired Inns that underwent renovation causing rooms to be out of service. Therefore, the average daily room rates and occupancy for these Inns are not comparable to stabilized Red Roof Inns. Both acquired and newly constructed Inns historically begin with lower occupancy and average daily rates which should improve over time as these Inns implement the Company's operating policies and procedures and become integrated into the Company's central reservation system.

         The following Comparable Inns data is a comparison of the third quarter and nine months ended September 30, 1999 versus the comparable periods ended October 3, 1998. During the third quarter, the average daily rate ("ADR"), decreased $0.07 or 0.1%, to $51.13 per occupied room in 1999 from $51.20 per occupied room in 1998. Occupancy increased 3.3 percentage points from 75.2% in the third quarter of 1998 to 78.5% for the comparable period in 1999. Revenue per available room ("RevPAR"), increased $1.64, or 4.3%, from $38.50 in 1998 to $40.14 in 1999. For the nine months ended September 30, 1999, ADR increased $0.49 or 1.0% from $47.62 per occupied room in 1998 to $48.11 per occupied room in 1999. Occupancy for the nine months increased 0.6 percentage points from 74.6% in 1998 to 75.2% in 1999. RevPAR for the nine months increased $0.66 or 1.9% from $35.52 in 1998 to $36.18 in 1999. The Company attributes the increase in RevPAR for the third quarter and the nine months ended September 30, 1999 to effective rate management and enhanced programs to attract and capture rooms booked via the Internet during the third quarter to increase occupancy.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THIRTEEN WEEKS ENDED
--------------------------------------------------------------------------
OCTOBER 3, 1998
---------------

         The Company's revenues are principally derived from room rentals and fee-based income. The Company's financial strategy was focused on increasing its fee-based income from franchising and partner programs. As part of this strategy, the Company significantly scaled back the development of company-owned Inns. As a result, revenue growth from company-owned Inns has slowed, while growth related to franchised Inns and other fee-based programs has increased. Management of the Company is currently evaluating various strategies for future revenue growth.

         Room revenues increased $3.6 million, or 3.5%, from $103.9 million in 1998 to $107.5 million in 1999. Room revenues for the 246 Comparable Inns increased $3.6 million from 1998 to 1999 primarily as a result of the increase in RevPAR. Room revenues for the Inns in Stabilization increased $0.2 million.

         Fee-based revenues increased $0.3 million in 1999 over 1998 from programs to franchise the Company brand and from the formation of partnership alliances with well-known consumer product and service companies to promote partners' products and services. The Company had 69 franchised Inns open at September 30, 1999 compared to 24 at October 3, 1998.

         Direct room expenses include salaries, wages, utilities, repairs and maintenance, property taxes, local and outdoor advertising, room supplies, security, reservations, general and administrative expenses. Direct room expenses decreased $0.6 million, or 1.2%, from $49 million in 1998 to $48.4 million in 1999. The decrease is primarily due to reduced repairs and maintenance expenses and room supplies as part of cost saving initiatives implemented during the quarter partially offset by increased labor costs and general and administrative expenses. As a percentage of room revenues, direct room expenses decreased 2.1% from 47.1% in 1998 to 45% in 1999.

         Gross operating profit (room revenues less direct expenses) increased $4.2 million, or 7.7% , from $54.9 million in 1998 to $59.1 million in 1999. As a percentage of room revenues, gross operating profit increased 2.1% from 52.9% in 1998 to 55% in 1999.

         Depreciation and amortization increased $0.2 million from $9.1 million in 1998 to $9.3 million in 1999. The increase is attributed to depreciation of operating Inns acquired or developed during 1998 and 1999 and the increase in the basis of the assets as a result of the merger.

         Corporate expenses include the cost of general management, training and field supervision of Inn managers, franchising, development, information systems and administrative expenses. Corporate expenses increased $0.3 million, or 4.8%, from $6.2 million in 1998 to $6.5 million in 1999. The increase is primarily related to an increase in franchise expenses due to increased staffing for services and administrative support of the franchise effort, and increased information systems expenses. As a percentage of revenue, corporate expenses increased from 5.9% in 1998 to 6.0% in 1999.

         Marketing expenses include the cost of media advertising and related production costs, expenses associated with the Company's corporate sales group and target based marketing programs. Marketing expenses decreased $0.4 million, or 16.9%, from $2.1 million in 1998 to $1.7 million in 1999. The decrease is attributed to an increase in marketing fees received from franchisees partially offset by increases in media and target based marketing programs. As a percentage of revenue, marketing expenses decreased from 2% in 1998 to 1.6% in 1999.

         Net interest expense decreased $2.5 million from $11.2 million in 1998 to $8.7 million in 1999 primarily due to lower average outstanding borrowings, lower interest rates and the early retirement of debt in conjunction with the merger.

         The effective income tax rates for 1998 and 1999 were 38.9% and 40.3%, respectively. The increase in the 1999 effective tax rate is a result of minor increases in permanent differences.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED OCTOBER 3,
-----------------------------------------------------------------------------
1998
----

         Room revenues increased $8.3 million or 2.9% from $288.7 million in 1998 to $297 million in 1999. Room revenues for the 246 Comparable Inns increased $2.7 million, or 1.0%, from $280.6 million in 1998 to $283.3 million in 1999. Room revenues increased $7.8 million for the Inns in Stabilization. Revenues in 1999 were reduced by $2.2 million compared to 1998 as a result of the sale of four properties and the lease of one property located in California to a franchisee early in the second quarter of 1998 and the sale of a property located in Florida early in the second quarter of 1999.

         Fee-based revenues increased $1.6 million in 1999 over 1998 from programs to franchise the Company brand and from the formation of partnership alliances with well-known consumer product and service companies to promote partners' products and services.

         Direct room expenses increased $1 million, or 0.7% from $149.2 million in 1998 to $150.2 million in 1999. The expenses increased primarily because of the addition of new Inns, increased occupancy, generally higher salary and wage expenses, an increase in reservation expenses attributed to operating a second reservation center and room supplies expenses. As a percentage of room revenues, direct room expense decreased from 51.7% in 1998 to 50.6% in 1999.

         Gross operating profit (room revenues less direct expenses) increased $7.3 million, or 5.2%, from $139.4 million in 1998 to $146.7 million in 1999 primarily as a result of operating additional Inns, increased REVPAR and a reduction in billboard expenses. As a percentage of revenues, gross operating profit was 48.3% in 1998 and 49.4% in 1999.

         Depreciation and amortization increased $1.3 million, from $27.8 million in 1998 to $29.1 million in 1999. The increase generally reflects depreciation of new inns acquired or developed since the third quarter of 1998, and the increase in the basis of the assets acquired as a result of the merger.

         Corporate expenses increased $1.9 million, or 9.7%, from $19.6 million in 1998 to $21.5 million in 1999, primarily due to increased franchise expenses related to the franchise program. As a percentage of revenue, corporate expenses were 6.7% in 1998 and 7.1% in 1999.

         Marketing expenses decreased $0.6 million, or 7.1%, from $8.5 million in 1998 to $7.9 million in 1999. The decrease is primarily related to a reduction in national media expenses related to a special rate promotion in the first and third quarter of 1998 which was offset, in part, by expenses associated with target based marketing programs. As a percentage of revenue, marketing expenses decreased from 2.9% in 1998 to 2.6% in 1999.

         Net interest expense decreased $3.3 million, from $34.6 million in 1998 to $31.3 million in 1999 primarily due to lower average outstanding borrowings, lower interest rates and the early retirement of debt in conjunction with the merger.

         The effective income tax rates for 1998 and 1999 were 38.9% and 40.3%, respectively. The increase in the 1999 effective tax rate is due to minor increases in permanent differences.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

GENERAL

         Cash and cash equivalents decreased $2.7 million from January 2, 1999 to September 30, 1999.

         As of September 30, 1999 there was $354.6 million outstanding on notes payable of which $353.9 million is on borrowings with the Financial Consulting Company ("FCC"), a partnership created by ACCOR S.A., the ultimate parent company of Red Roof Inns, Inc. The loans with the FCC maturing at various dates ranging from October 12, 1999 to February 18, 2000 are automatically extended unless prior written notice is given by ACCOR. Notice has not been received as of November 15, 1999. Loans with the FCC bear interest at rates ranging from 5.66% to 6.07% based upon short-term borrowing rates as negotiated by ACCOR plus a stated rate. Interest expense on loans with FCC for the quarter ended September 30, 1999 was $2,395,000 including $915,000 paid during the quarter. Proceeds from loans with the FCC were used to retire all mortgage indebtedness and the outstanding balance on the $250 million bank credit facility assumed at acquisition.

         During the third quarter ended September 30, 1999, the Company purchased $10,983,000 of its Senior Unsecured notes for $11,225,000 plus accrued interest on the open market. The premium of $242,000 represents the fair market value adjustment of the notes purchased on the purchase dates and, accordingly, was charged to goodwill. The remaining $165,285,000 Senior unsecured notes are reported at fair market value based upon the call price of 102.406 on December 15, 1999. The Company intends to repurchase the remaining notes on December 15, 1999.

         Management anticipates that its working capital needs will be financed by internally generated cash and cash from affiliates of the Company.

CAPITAL EXPENDITURES

         For the nine months ended October 3, 1998 and September 30, 1999, the Company spent $18.7 million and $19 million, respectively, in connection with normal recurring capital maintenance improvements to existing Inns, corporate facilities and equipment and expects to spend a total of approximately $20 million for such capital maintenance improvements for 1999. Additionally, the Company has completed construction of four new Inns and renovation of one acquired property. In connection with the construction and renovation of these properties, the Company spent $6.6 million during the nine months ended September 30, 1999.

         In the third quarter of 1998, the Company substantially completed its Inn renewal program to refurbish the majority of its Inns. For the nine months ended October 3, 1998, the Company spent $7.8 million for such capital improvements.

         The Company acquired one development site in 1998 for an aggregate cost, including pre-development costs, of $3.5 million. The Company currently does not intend to develop this site. This asset was recorded at its estimated fair value at the acquisition date.

         Management expects to fund the Company's capital expenditures associated with improvements to the Comparable Inns and Inns in Stabilization from cash flow from operations and from borrowings from affiliates. Expenditures for new construction, acquisitions and renovations will be financed from these sources and available cash.

HISTORICAL CASH FLOWS

         Cash provided by operations increased $3.2 million from $73.5 million in 1998 to $76.7 million in 1999, primarily due to increases in net income of $5 million and non-cash charges of $1.7 million offset by a decrease in working capital of $3.5 million.

         Net cash used by investing activities increased $642.9 million from $40.7 million in 1998 to $683.6 million in 1999, primarily due to $659.6 million related to the acquisition of the Predecessor Company which was offset by a reduction in spending associated with the Inn renewal program and the curtailment of company-owned Inn development. Expenditures for property and equipment in 1999 include $6.6 million related to construction on four development sites and renovation of one acquired property.

         Net cash provided by financing activities increased $637.8 million from a use of $33.6 million in 1998 to a source of $604.2 million in 1999. This increase is primarily due to capital contributions from ACCOR S.A. in conjunction with the merger with the Predecessor Company which was offset by the retirement of mortgage debt and the bank facility and the $11.2 million purchase of senior unsecured notes.

EBITDA

         EBITDA is operating income plus the sum of interest income, other income, depreciation and amortization. EBITDA for the nine months ended September 30, 1999 increased $7.6 million, or 6.6%, from $114.3 million in 1998 to $121.9 million in 1999. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt and fund the Company's operations.

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

         The Company has substantially completed its assessment of all date-sensitive hardware and software and has identified four critical areas requiring remediation: property management systems at the Inns; reservations system; accounting systems; and telephone switching equipment. The Company has taken the following actions to address year 2000 issues for these critical areas:

         - Property management systems at the Inns - All modifications necessary to make the software year 2000 compliant have been completed. These modifications have been tested and were implemented by the end of the fourth quarter of 1998.

         - Reservations system - New software that is year 2000 compliant was developed by Company personnel and was implemented during January of 1999.

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

         In addition to the four critical areas identified above, the Company is actively testing and correcting or replacing non-critical systems that are not year 2000 compliant. The Company currently believes it will be able to modify, replace, or mitigate all affected systems in time to avoid any material detrimental impact on its operations. The Company will verify the accuracy of this belief by further testing significant critical and non-critical systems during the fourth quarter of 1999 and then remediating any remaining non-compliance that may be revealed during these tests. If the Company determines that it may be unable to complete timely remediation and testing of an affected system, the Company intends to develop appropriate contingency plans (to the extent reasonable alternatives are available) for any non-compliant system that the Company may determine would have a potential material detrimental impact upon Company operations.

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

         The Company has initiated formal communications with its significant suppliers and critical partners to determine the extent to which the Company might be vulnerable if any of those parties fails to remediate its own year 2000 issues. The Company has taken steps to monitor the progress made by those parties and has started to test critical system interfaces. The Company will develop appropriate contingency plans (including the potential to convert to other vendors or service providers if reasonable alternatives are available) to be implemented if significant exposure is identified relative to the Company's dependency on a non-compliant third-party system. While the Company is not currently aware that any critical third-party system on which the Company relies is likely to be non-compliant at the beginning of the year 2000, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another vendor or service provider would not have a material adverse effect on the Company.

         The Company estimates that the aggregate costs (exclusive of internal salaries and wages) for remediation of year 2000 issues will be approximately $7 million, including $6.6 million of costs already incurred. The anticipated impact and costs of the year 2000 remediation project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

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

         The Company wishes to caution readers that these forward-looking statements involve known and unknown risks and uncertainties, and are subject to change based on various important risk factors that could cause actual Company plans, goals, objectives, policies, operations, results and performance to differ materially from those expressed or implied by the forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance: company expansion risks, lodging industry risks, financial market risks, cyclicality, seasonality, competition, year 2000 issues, regulatory issues, environmental matters and franchising risks. For a more detailed discussion of these factors, please refer to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition - Forward Looking Statements; Certain Factors Affecting Future Results" in the Predecessor Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

        PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION
--------------------------

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits:
               Ex - 27  Financial Data Schedule

     (b)  Reports on Form 8-K.

          The following reports on Form 8-K were filed during the quarter ended September 30, 1999.

          On July 10, 1999 the Company filed a report announcing Accor S.A.'s intention to launch a cash tender offer for all of the issued and outstanding shares of common stock of the Company at a price of $22.75 per share.

                                     SIGNATURE

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    RED ROOF INNS, INC.
                                  ---------------------
                                         (Registrant)


Date:  November 15, 1999            /s/ Armand E. Sebban
                                    -------------------------------------------
                                    Armand E. Sebban
                                    Group Executive Vice President and Chief
                                    Financial Officer



Date:  November 15, 1999            /s/ William E. Tassin
                                    -------------------------------------------
                                    William E. Tassin
                                    Senior Vice President and Controller